Form 10QSB
period 1996-09-30
PEOPLES SAVINGS FINANCIAL CORP /PA/
filed 1996-11-12
CIK 912861

                         UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.   20552

                                     FORM 10 - QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1996

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE  ACT


     For the transition period from _______________ to ________________

                             Commission File Number 0 - 22812
                          Peoples Savings Financial Corporation
                          _____________________________________
                  (Exact name of registrant as specified in its charter)

    Pennsylvania                                               25 - 1720517
______________________________________________________________________________
(State or other jurisdiction of                            (IRS Employer
incorporation or organization)                            Identification No.)


                             173 Main Street, Ridgway, PA 15853
                             ___________________________________
                           (Address of principal executive offices)

                                       (814) 773 - 3195
                                       ________________
                     (Registrant's telephone number, including area code)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
      Yes [ X ]    No [  ]

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

      Class:  Common Stock, par value $.10 per share
      Outstanding at September 11, 1996:  442,516

                           PEOPLES SAVINGS FINANCIAL CORPORATION

                                          INDEX




                                                                       Page
                                                                      Number
                                                                      ------

PART I  -  FINANCIAL INFORMATION

         Item 1. Financial Statements

                 Consolidated Balance Sheet (Unaudited)
                   as of September 30, 1996 and June 30, 1996             3

                 Consolidated Statement of Income (Unaudited)
                   for the Three Months ended
                   September 30, 1996 and 1995                            4

                 Consolidated Statement of Cash Flows (Unaudited)
                   for the Three Months ended
                   September 30, 1996 and 1995                            5

                 Notes to Unaudited Consolidated
                   Financial Statements                                   6

          Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations         7 - 9

PART II  -  OTHER INFORMATION

          Item 1. Legal Proceedings                                       10

          Item 2. Changes in Securities                                   10

          Item 3. Default Upon Senior Securities                          10

          Item 4. Submissions of Matters to a
                   Vote of Security Holders                               10

          Item 5. Other Information                                       10

          Item 6. Exhibits and Reports on Form 8 - K                      10


SIGNATURES                                                                11

                             PEOPLES SAVINGS FINANCIAL CORPORATION
                            CONSOLIDATED BALANCE SHEET (UNAUDITED)

                                                            September 30,                   June 30,
                                                                1996                          1996
                                                            -------------                 -----------
ASSETS
Cash and due from banks                                  $        115,426              $        115,026
Interest - bearing deposits with other institutions             1,461,007                       627,318
Investment securities (market value of $3,969,987
  and $3,648,547)                                               4,004,322                     3,694,375
Mortgage - backed securities (market value of
  $7,000,292 and $7,415,043)                                    7,051,534                     7,466,452
Loans receivable (net of allowance for loan losses
  of $233,627 and $227,171)                                    32,333,494                    32,126,518
Accrued interest receivable                                       358,900                       278,533
Premises and equipment                                             61,678                        64,001
Federal Home Loan Bank stock, at cost                             271,407                       358,900
Other assets                                                      175,062                       121,346
                                                           --------------                --------------
    TOTAL ASSETS                                         $     45,832,830              $     44,852,469
                                                           ==============                ==============

LIABILITIES
Deposits accounts                                        $     35,341,230              $     35,864,622
Advances from Federal Home Loan Bank                            1,300,000                             -
Accrued interest payable and other liabilities                    279,254                        75,766
                                                           --------------                --------------
    TOTAL LIABILITIES                                          36,920,484                    35,940,388
                                                           --------------                --------------

STOCKHOLDERS' EQUITY
Preferred stock, no par value, 1,000,000
  shares authorized; none outstanding                                   -                             -
Common stock, $.10 par value; 2,000,000 authorized,
  452,966 issued and outstanding                                   45,297                        45,297
Additional paid - in capital                                    4,235,849                     4,222,897
Retained earnings - substantially restricted                    5,173,265                     5,205,770
Unearned shares held by Employee Stock Ownership Plan            (246,297)                     (254,790)
Unearned shares held by Management Stock Bonus Plan              (101,905)                     (113,230)
Treasury stock (10,450 shares, at cost)                          (193,863)                     (193,863)
                                                           --------------                --------------
    TOTAL STOCKHOLDERS' EQUITY                                  8,912,346                     8,912,081
                                                           --------------                --------------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $     45,832,830              $     44,852,469
                                                           ==============                ==============

See accompanying notes to the unaudited consolidated financial statements.

                            PEOPLES SAVINGS FINANCIAL CORPORATION
                         CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

                                                                            Three Months Ended
                                                                                September 30,

                                                                      1996                          1995
                                                                --------------                --------------
INTEREST INCOME
  Loans                                                       $        670,534              $        618,607
  Mortgage - backed securities                                         116,813                       173,857
  Investment securities:
    Taxable                                                             61,691                        31,793
    Exempt from federal income tax                                       9,134                        17,807
  Interest - bearing deposits with other institutions                    9,876                         8,776
                                                                --------------                --------------
      Total interest income                                            868,048                       850,840
                                                                --------------                --------------
INTEREST EXPENSE
  Deposits                                                             423,145                       438,429
  Other                                                                  7,959                         4,828
                                                                --------------                --------------
      Total interest expense                                           431,104                       443,257
                                                                --------------                --------------

NET INTEREST INCOME                                                    436,944                       407,583

Provision for loan losses                                                6,000                         6,000
                                                                --------------                --------------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                    430,944                       401,583
                                                                --------------                --------------

NONINTEREST INCOME
  Service charges on deposit accounts                                    7,172                         6,251
  Other income                                                           5,374                        23,300
                                                                --------------                --------------
      Total noninterest income                                          12,546                        29,551
                                                                --------------                --------------

NONINTEREST EXPENSE
  Compensation and employee benefits                                   125,443                       124,898
  Occupancy and equipment                                               14,822                        15,272
  Deposit insurance premiums                                           255,747                        21,000
  Professional fees                                                     19,260                        18,350
  Data processing charges                                               25,215                        24,334
  Other expenses                                                        59,690                        73,964
                                                                --------------                --------------
      Total noninterest expense                                        500,177                       277,818
                                                                --------------                --------------

  Income before income taxes                                           (56,687)                      153,316
  Income taxes                                                         (24,182)                       52,500
                                                                --------------                --------------

NET INCOME                                                    $        (32,505)             $        100,816
                                                                ==============                ==============

EARNINGS PER SHARE
  Primary                                                     $          (0.07)             $           0.23
  Fully Diluted                                                          (0.07)             $           0.23

AVERAGE SHARES OUTSTANDING
  Primary                                                               444,827                       438,245
  Fully Diluted                                                         444,949                       439,359


See accompanying notes to the unaudited consolidated financial statements.

                             PEOPLES SAVINGS FINANCIAL CORPORATION
                       CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                                             Three Months Ended
                                                                               September 30,
                                                                     1996                          1995
                                                                --------------                --------------

OPERATING ACTIVITIES
Net income                                                    $        (32,505)             $        100,816
Adjustments to reconcile net income to net cash provided
  by operating activities:
    Provision for loan losses                                            6,000                         6,000
    Provision for depreciation                                           3,129                         3,045
    Amortization of discounts and premiums                               7,340                         2,782
    Decrease in accrued interest receivable                              7,126                         1,845
    Increase (decrease) in accrued interest payable                     (1,183)                        5,200
    Increase in federal deposit insurance premiums payable             234,747                             -
    Amortization of ESOP and MSBP unearned compensation                 32,770                        30,434
    Other, net                                                         (81,966)                        3,354
                                                                --------------                --------------
      Net cash provided by operating activities                        175,458                       153,476
                                                                --------------                --------------

INVESTING ACTIVITIES
  Proceeds from the maturities of investment securities                190,000                       180,000
  Purchases of investment securities                                  (500,000)                     (500,000)
  Principal repayments on mortgage - backed securities                 407,631                       416,650
  Increase in loans receivable, net                                   (214,802)                     (824,096)
  Purchases of premises and equipment                                     (806)                       (3,170)
                                                                --------------                --------------
      Net cash used for investing activities                          (117,977)                     (730,616)
                                                                --------------                --------------

FINANCING ACTIVITIES
  Increase (decrease) in deposits, net                                (523,392)                      940,725
  Advances from Federal Home Loan Bank                               1,300,000                       500,000
                                                                --------------                --------------
      Net cash provided by financing activities                        776,608                     1,440,725
                                                                --------------                --------------

      Increase in cash and cash equivalents                            834,089                       863,585

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                       742,344                       515,337
                                                                --------------                --------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                    $      1,576,433              $      1,378,922
                                                                ==============                ==============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the period for:
    Interest on deposits and borrowings                       $        432,287              $        438,057
    Income taxes                                                        44,792                        31,197

See accompanying notes to the unaudited consolidated financial statements.

                             PEOPLES SAVINGS FINANCIAL CORPORATION
                      NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The consolidated financial statements of Peoples Savings Financial Corporation ("Company") includes its wholly - owned subsidiary Peoples Savings Bank ("Savings Bank"). All significant intercompany items have been eliminated.

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10 - QSB and, therefore, do not necessarily include all information that would be included in audited financial statements. The information furnished reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results of operations. All such adjustments are of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

NOTE 2 - STOCK-BASED COMPENSATION

Effective July 1, 1996, the Corporation adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation". This statement encourages, but does not require, the Corporation to recognize compensation expense for all awards of equity instruments issued after December 31, 1995. The statement establishes a fair value based method of accounting for stock-based compensation plans. The standard applies to all transactions in which an entity acquires goods or services by issuing equity instruments or by incurring liabilities in amounts based on the price of the entity's common stock or other equity instruments. Statement No. 123 permits companies to continue to account for such transactions under Accounting Principles Board No. 25, "Accounting for Stock Issued to Employees", but requires disclosure in a note to the financial statements pro forma net income and earnings per share as if the Corporation had applied the new method of accounting. The Corporation has elected to continue to apply the provisions of APB Opinion No. 25 and disclose such information only in the notes to the consolidated financial statements. The adoption of this standard has no effect on the Corporation's financial position or results of operations.

                        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                      FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                   FINANCIAL CONDITION

Total assets at September 30, 1996 of $45,833,000, increased by approximately $981,000, or 2.2%, from the $44,852,000 reported at June 30, 1996. Interest -
bearing deposits, investments, and loans receivable experienced modest growth of approximately $834,000, $310,000, and $207,000, respectively, while mortgage - backed securities declined by $415,000.

The increase in loans is predominantly being funded through advances from the Federal Home Loan Bank and principal repayments of mortgage - backed securities. Mortgage - backed securities are typically used to supplement the
loan portfolio in periods of inadequate loan demand.   Currently, the Company
has outstanding commitments to fund loans of $719,000 and is relying on temporary advances from the Federal Home Loan Bank until funds becoming available from investment maturities and mortgage - backed securities principal repayments.

Deposits declined by $524,000 or 1.5%. This decrease consist almost entirely in certificates of deposits and results from management's decision to minimize costs in the current rate environment by drawing of the bank's line of credit with the Federal Home Loan Bank.

Equity capital remained unchanged as the SAIF special assessment resulted in a net loss for the period which was offset by recognition of shares in the Management Stock Bonus Plan and the Employee Stock Ownership Plan amounting to $33,000.

Management monitors risk - based capital and leverage capital ratios in order to assess compliance with regulatory guidelines. At September 30, 1996, the Savings Bank exceeded the 8.00% minimum risk - based capital requirement and the leveraged capital ratio of 3.00% of tangible assets.

                                RESULTS OF OPERATION

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

Net interest income for 1996 experienced a slight increase compared to 1995 as increases in gross interest income exceeded increases in gross interest expense by approximately $29,000. The Savings Bank's loan demand coupled with the current rate environment is resulting in an asset mix which is more favorable to loans and is exhibited by the corresponding income generated. As a result of the loan growth, gross interest income on loans increased $52,000 while interest on mortgage - backed securities declined as a result of both a $2.2 million average reduction of principal coupled with a decline in yield from 7.39% in 1995 to 6.46% in 1996. Also, interest income on taxable investment securities rose $30,000 mainly as the average balance increased $800,000 from 1995 to 1996. At the same time, gross interest expense decreased primarily, as a result of a decrease in the cost of funds from 4.9% in 1995 to 4.7% in 1996.

Management's continuing evaluation of the loan portfolio, giving consideration to historical experience, the volume and type of lending conducted, the volume of nonperforming assets, the local economic conditions and standard practice within the industry, indicates the allowance for loan losses is adequate. As a result, the provision for loan losses remained the same for 1996 and 1995.

Noninterest income is typically made up of service fees on deposit accounts. These service charges on deposit accounts remained relatively constant during the two periods. Management believes its fees are competitive with similar fees charged by other institutions in its market area. During 1995, the Company received $13,000 in principal payments on mortgage - backed securities which had been previously written - off due to the inability to collect payments from the instruments trustee. These repayments are included in other income.

Noninterest expense is primarily made up of employee compensation and benefits, occupancy and furniture expense, data processing charges, and other noninterest expenses. Federal deposit insurance premiums rose substantially due to the passage of SAIF legislation which required a one - time assessment of .675% of insurable deposits amounting to approximately $235,000. Other noninterest expenses for 1996 remained relatively unchanged compared to 1995.

As of September 30, 1996, an income tax benefit of $24,000 was being recognized as a result of the SAIF assessment described above.

LIQUIDITY AND CASH FLOWS

To ensure that the Savings Bank can satisfy customer credit needs for current and future commitments and deposit withdrawal requirements, the Savings Bank manages the liquidity position by ensuring that there are adequate short - term funding sources available for those needs. Liquid assets consists of cash and due from banks and investment securities maturing in one year or less. The following table shows these liquidity sources at September 30, 1996 and June 30, 1996:

                                  September 30,                    June 30,
                                       1996                           1996
                                  ---------------               --------------
                                            (dollars in thousands)

Cash and due from banks         $            115              $            115
Interest - bearing deposits
  with other institutions                  1,461                           627
Investment securities maturing
  in one year or less                      4,328                         2,151
                                  --------------                 -------------

      Total liquid assets       $          5,904              $          2,893
                                  ==============                ==============

      As a percent of
        total assets                       13.17%                        6.45%
                                          ======                        =====

The Savings Bank's primary sources of funds are deposits, amortization and prepayment of loans, maturities of investment securities, and funds provided from operations. While scheduled loan repayments are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. In addition, the Savings Bank invests excess funds in overnight deposits which provide liquidity to meet lending requirements.

The Savings Bank has other sources of liquidity if a need for additional funds arises. Additional sources of funds include Federal Home Loan Bank ("FHLB") of Pittsburgh advances and the ability to borrow against mortgage-backed and other securities. At September 30, 1996, the Savings Bank had advances from the Federal Home Loan Bank of Pittsburgh amounting to $1,300,000.

As of September 30, 1996, the Savings Bank had $719,000 in outstanding
mortgage and construction loan commitments.   Management believes that it has
adequate sources to meet the actual funding requirements.

RISK ELEMENT

The table below presents information concerning nonperforming assets including nonaccrual loans, renegotiated loans, loans 90 days or more past due, other real estate loans, and repossessed assets. A loan is classified as nonaccrual when, in the opinion of management, there are serious doubts about collectibility of interest and principal. At the time the accrual of interest is discontinued, future income is recognized only when cash is received. Renegotiated loans are those loans which terms have been renegotiated to provide a reduction or deferral of principal or interest as a result of the deterioration of the borrower.
                                    September 30,                  June 30,
                                        1996                         1996
                                  --------------                --------------
                                            (dollars in thousands)

Loans on nonaccrual basis       $            303              $            434
Loans past due 90 days or more                16                             8
Renegotiated loans                             -                             -
                                  --------------                --------------

Total nonperforming loans                    319                           442
                                  --------------                --------------

Other real estate                              -                             -
Repossessed assets                             -                             -
                                  --------------                --------------

Total nonperforming assets      $            319              $            442
                                  ==============                ==============

Nonperforming loans as a
  percent of total loans                    0.98%                         1.37%
                                           =====                         =====
Nonperforming assets as a
  percent of total assets                   0.70%                         0.99%
                                           =====                         =====

During the three month period ended September 30, 1996, loans increased $207,000 and nonperforming loans decreased $213,000 while the allowance for loan losses increased $6,000 for the same period. The percentage of allowance for loan losses to loans outstanding remained .7% during this time period.

Management believes the level of the allowance for loan losses at September 30, 1996 is sufficient; however, there can be no assurance that the current allowance for loan losses will be adequate to absorb all future loan losses. The relationship between the allowance for loan losses and outstanding loans is a function of the credit quality and known risk attributed to the loan portfolio. The on - going loan review program and credit approval process is used to determine the adequacy of the allowance for loan losses.

PART II - OTHER INFORMATION

Item 1 - Legal proceedings

         NONE

Item 2 - Changes in securities

         NONE

Item 3 - Defaults upon senior securities

         NONE

Item 4 - Submission of matters to a vote of security holders

         NONE

Item 5 - Other information

         NONE

Item 6 - Exhibits and reports on Form 8 - K

         NONE

                                      SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             Peoples Savings Financial Corporation

Date: November 8, 1996       By:
                                 -------------------------------------------

                             Glenn R. Pentz, Jr.
                             Chief Financial Officer, Treasurer and Secretary Principal Executive and Financial Officer)



                                     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             Peoples Savings Financial Corporation


Date: November 8, 1996       By:  \s\ Glenn R. Pentz, Jr.
                             -------------------------------------------

                             Glenn R. Pentz, Jr.
                             Chief Financial Officer, Treasurer and Secretary (Principal Executive and Financial Officer)