Form 10QSB
period 1996-12-31
PEOPLES SAVINGS FINANCIAL CORP /PA/
filed 1997-02-11
CIK 912861

              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20552

                               FORM 10 - QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended December 31, 1996

[ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT


For the transition period from          to
                              ----------  ----------

                        Commission File Number 0 - 22812

                      Peoples Savings Financial Corporation
                      -------------------------------------
              (Exact name of registrant as specified in its charter)

Pennsylvania                                                        25-1720517
------------                                                        ----------
(State or other jurisdiction of              (IRS Employer Identification No.)
incorporation or organization)

                       173 Main Street, Ridgway, PA 15853
                       ----------------------------------
                    (Address of principal executive offices)

                                 (814) 773-3195
                       ----------------------------------
            (Registrant's telephone number, including area code)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                   ---   ---
State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

      Class:  Common Stock, par value $.10 per share
      Outstanding at January 15, 1997:  442,516

                     PEOPLES SAVINGS FINANCIAL CORPORATION

                                    INDEX



                                                                     Page
                                                                    Number
                                                                    ------


PART I - FINANCIAL INFORMATION

   Item 1.   Financial Statements

             Consolidated Balance Sheet (Unaudited) as of              3
               December 31, 1996 and June 30, 1996

             Consolidated Statement of Income (Unaudited)              4
               for the Six Months ended December 31, 1996 and 1995

             Consolidated Statement of Income (Unaudited)
               for the Three Months ended December 31, 1996 and 1995   5

             Consolidated Statement of Cash Flows (Unaudited)
               for the Six Months ended December 31, 1996 and 1995     6

             Notes to Unaudited Consolidated Financial Statements      7

   Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations         8-10

PART II - OTHER INFORMATION

   Item 1.   Legal Proceedings                                        11

   Item 2.   Changes in Securities                                    11

   Item 3.   Default Upon Senior Securities                           11

   Item 4.   Submissions of Matters to a Vote of Security Holders     11

   Item 5.   Other Information                                        11

   Item 6.   Exhibits and Reports on Form 8-K                         11

SIGNATURES                                                            12

                     PEOPLES SAVINGS FINANCIAL CORPORATION
                     CONSOLIDATED BALANCE SHEET (UNAUDITED)

                                                         December 31,    June 30,
                                                            1996           1996
                                                        ------------   ------------
ASSETS
Cash and due from banks                                 $    115,390   $    115,026
Interest-bearing deposits with other institutions            918,787        627,318
Investment securities (market value of $3,932,760
   and $3,648,547)                                         3,944,269      3,694,375
Mortgage - backed securities (market value of
   $6,696,785 and $7,415,043)                              6,722,613      7,466,452
Loans receivable (net of allowance for loan
   losses of $238,798 and $227,171)                       32,210,306     32,126,518
Accrued interest receivable                                  291,502        278,533
Premises and equipment                                        58,549         64,001
Federal Home Loan Bank stock, at cost                        358,900        358,900
Other assets                                                 235,938        121,346
                                                        ------------   ------------

      TOTAL ASSETS                                      $ 44,856,254   $ 44,852,469
                                                        ============   ============

LIABILITIES
Deposits accounts                                       $ 34,262,470   $ 35,864,622
Advances from Federal Home Loan Bank                       1,550,000              -
Accrued interest payable and other liabilities                15,631         75,766
                                                        ------------   ------------
      TOTAL LIABILITIES                                   35,832,573     35,940,388
                                                        ------------   -------------

STOCKHOLDERS' EQUITY
Preferred stock, no par value, 1,000,000 shares
   authorized; none outstanding                                    -              -
Common stock, $.10 par value; 2,000,000 authorized,
   452,966 issued and outstanding                             45,297         45,297
Additional paid - in capital                               4,252,704      4,222,897
Retained earnings - substantially restricted               5,247,926      5,205,770
Unearned shares held by Employee
   Stock Ownership Plan                                     (233,331)      (254,790)
Unearned shares held by Management Stock Bonus Plan          (90,580)      (113,230)
Treasury stock (10,450 shares, at cost)                     (193,863)      (193,863)
                                                        ------------   ------------
      TOTAL STOCKHOLDERS' EQUITY                           9,028,153      8,912,081
                                                        ------------   ------------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $ 44,856,254  $ 44,852,469
                                                        ============   ============


See accompanying notes to the unaudited consolidated financial statements.

                  PEOPLES SAVINGS FINANCIAL CORPORATION
               CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

                                                             Six Months Ended
                                                                 December 31,
                                                             1996           1995
                                                         ------------   ------------
INTEREST INCOME
   Loans                                                 $  1,341,234   $  1,272,716
   Mortgage - backed securities                               242,349        322,797
   Investment securities:
      Taxable                                                 125,298         68,691
      Exempt from federal income tax                           15,887         34,080
   Interest - bearing deposits with
     other institutions                                        22,563         20,912
                                                         ------------   ------------
         Total interest income                              1,747,331      1,719,196
                                                         ------------   ------------

INTEREST EXPENSE

   Deposits                                                   834,428        891,471
   Other                                                       25,990         12,172
                                                         ------------   ------------
         Total interest expense                               860,418        903,643
                                                         ------------   ------------

INTEREST INCOME                                               886,913        815,553

Provision for loan losses                                      12,000         12,000
                                                         ------------   ------------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES           874,913        803,553
                                                         ------------   ------------

NONINTEREST INCOME
   Service charges on deposit accounts                         15,934         13,544
   Other income                                                 8,064         29,277
                                                         ------------   ------------
         Total noninterest income                              23,998         42,821
                                                         ------------   ------------

NONINTEREST EXPENSE
   Compensation and employee benefits                         247,926        248,516
   Occupancy and equipment                                     26,239         30,356
   Deposit insurance premiums                                 276,747         42,000
   Professional fees                                           40,510         36,650
   Data processing charges                                     50,902         50,221
   Other expenses                                             124,504        128,801
                                                         ------------   ------------
      Total noninterest expense                               766,828        536,544
                                                         ------------   ------------

   Income before income taxes                                 132,083        309,830
   Income taxes                                                 5,897        101,582
                                                         ------------   ------------
NET INCOME                                               $    126,186   $    208,248
                                                         ============   ============

EARNINGS PER SHARE
   Primary                                               $       0.28   $       0.48
   Fully Diluted                                                 0.28   $       0.47

AVERAGE SHARES OUTSTANDING
   Primary                                                    444,916        439,242
   Fully Diluted                                              443,771        439,784

See accompanying notes to the unaudited consolidated financial statements.

                   PEOPLES SAVINGS FINANCIAL CORPORATION
                CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

                                                            Three Months Ended
                                                                December 31,
                                                             1996           1995
                                                         ------------   ------------
INTEREST INCOME
   Loans                                                 $    670,700   $    654,109
   Mortgage - backed securities                               125,536        148,940
   Investment securities:
      Taxable                                                  63,607         36,898
      Exempt from federal income tax                            6,753         16,273
   Interest - bearing deposits with
     other institutions                                        12,687         12,136
                                                         ------------   ------------
         Total interest income                                879,283        868,356
                                                         ------------   ------------

INTEREST EXPENSE
   Deposits                                                   411,283        453,042
   Other                                                       18,031          7,344
                                                         ------------   ------------
         Total interest expense                               429,314        460,386
                                                         ------------   ------------

NET INTEREST INCOME                                           449,969        407,970

Provision for loan losses                                       6,000          6,000
                                                         ------------   ------------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES           443,969        401,970
                                                         ------------   ------------

NON INTEREST INCOME
   Service charges on deposit accounts                          8,762          7,293
   Other income                                                 2,690          5,977
                                                         ------------   ------------
         Total noninterest income                              11,452         13,270
                                                         ------------   ------------

NONINTEREST EXPENSE
   Compensation and employee benefits                         122,483        123,618
   Occupancy and equipment                                     11,417         15,084
   Deposit insurance premiums                                  21,000         21,000
   Professional fees                                           21,250         18,300
   Data processing charges                                     25,687         25,887
   Other expenses                                              64,814         54,837
                                                         ------------   ------------
         Total noninterest expense                            266,651        258,726
                                                         ------------   ------------

   Income before income taxes                                 188,770        156,514
   Income taxes                                                30,079         49,082
                                                         ------------   ------------

NET INCOME                                               $    158,691   $    107,432
                                                         ============   ============

EARNINGS PER SHARE
   Primary                                               $       0.36   $       0.24
   Fully Diluted                                                 0.36   $       0.24

AVERAGE SHARES OUTSTANDING
   Primary                                                    444,970        440,208
   Fully Diluted                                              444,341        440,208



See accompanying notes to the unaudited consolidated financial statements.

                    PEOPLES SAVINGS FINANCIAL CORPORATION
               CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                                    Six Months Ended
                                                                       December 31,
                                                                   1996           1995
                                                               ------------   ------------
OPERATING ACTIVITIES
Net income                                                     $    126,186   $    208,248
Adjustments to reconcile net income to
   net cash provided by operating activities:
   Provision for loan losses                                         12,000         12,000
   Provision for depreciation                                         6,332          6,090
   Amortization of discounts and premiums                            13,826          1,296
   Decrease in accrued interest receivable                          (12,969)        (7,466)
   Increase (decrease) in accrued interest payable                   (9,599)         5,200
   Amortization of ESOP and MSBP unearned compensation               73,916         61,293
   Other, net                                                      (163,302)       (67,576)
                                                               ------------   ------------
         Net cash provided by operating activities                   46,390        219,085
                                                               ------------   ------------

INVESTING ACTIVITIES
   Proceeds from the maturities of investment securities            250,000        410,000
   Purchases of investment securities                              (500,000)      (750,000)
   Principal repayments on mortgage - backed securities             730,119      1,091,519
   Increase in loans receivable, net                                (97,614)    (1,743,070)
   Purchases of premises and equipment                                 (880)        (3,170)
                                                               ------------   ------------
         Net cash provided by (used for) investing activities       381,625       (994,721)
                                                               ------------   ------------

FINANCING ACTIVITIES
   Increase (decrease) in deposits, net                          (1,602,152)       770,254
   Advances from Federal Home Loan Bank                           1,550,000        500,000
   Cash dividends                                                   (84,030)             -
                                                               ------------   ------------
         Net cash provided by (used for) financing activities      (136,182)     1,270,254
                                                               ------------   ------------

         Increase in cash and cash equivalents                      291,833        494,618

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                      742,344        515,337
                                                               ------------   ------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                       $  1,034,177   $  1,009,955
                                                               ============   ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   Cash paid during the period for:
     Interest on deposits and borrowings                       $    870,017   $    898,443
     Income taxes                                                   108,788        128,112


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

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q.B. and, therefore, do not necessarily include all information that would be included in audited financial statements. The information furnished reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results of operations. All such adjustments are of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

NOTE 2 - STOCK-BASED COMPENSATION

Effective July 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation". This statement encourages, but does not require, the Company to recognize compensation expense for all awards of equity instruments issued after December 31, 1995. The statement establishes a fair value based method of accounting for stock-based compensation plans. The standard applies to all transactions in which an entity acquires goods or services by issuing equity instruments or by incurring liabilities in amounts based on the price of the entity's common stock or other equity instruments. Statement No. 123 permits companies to continue to account for such transactions under Accounting Principles Board No. 25, "Accounting for Stock Issued to Employees", but requires disclosure in a note to the financial statements pro forma net income and earnings per share as if the Company had applied the new method of accounting. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and disclose such information only in the notes to the consolidated financial statements. The adoption of this standard has no effect on the Company's financial position or results of operations.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

Total assets at December 31, 1996 of $44,862,000, increased slightly by approximately $10,000 from the $44,852,000 reported at June 30, 1996. Interest - bearing deposits and investments experienced modest growth of approximately $291,000 and $250,000, respectively, while mortgage - backed securities declined by $744,000.

Overall, loans remained virtually unchanged during the period as demand for singles family mortgages was offset by the payoff of a participation loan. Historically, the Bank's loan portfolio is subject to seasonal fluctuations in loan demand.

Deposits declined by $1,602,000 or 4.5% to $34,262,000. This decrease consist almost entirely in certificates of deposits and savings accounts which resulted from management's decision to minimize costs in the current rate environment by drawing of the bank's line of credit with the Federal Home Loan Bank for $1,550,000.

Equity capital increased by $122,000 and resulted from net income for the period coupled with recognition of shares in the Management Stock Bonus Plan and the Employee Stock Ownership Plan amounting to $74,000 offset by dividends paid for the period.

Management monitors risk - based capital and leverage capital ratios in order to assess compliance with regulatory guidelines. At December 31, 1996, the Savings Bank exceeded the 8.00% minimum risk - based capital requirement and the leveraged capital ratio of 3.00% of tangible assets.

RESULTS OF OPERATION

COMPARISON OF THE SIX MONTHS ENDED DECEMBER 31, 1996 AND 1995

Net income for the six months ended December 31, 1996 was $126,000, which represented a 39% decrease from the same six months ended 1995.

Net interest income for 1996 experienced a slight increase compared to 1995 as increases in interest income were coupled with decreases in interest expense totaling $71,000, or 8.75%. The Savings Bank's loan demand coupled with the current rate environment is resulting in an asset mix which is more favorable to loans and is exhibited by the corresponding income generated. As a result of the loan growth, gross interest income on loans increased $52,000 while interest on mortgage - backed securities declined due to reduced levels of outstanding average balances. At the same time, interest expense decreased primarily, as a result of a decrease in the cost of funds from 4.9% in 1995 to 4.7% in 1996.

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

Noninterest expense is primarily made up of employee compensation and benefits, occupancy and furniture expense, data processing charges, and other noninterest expenses. Federal deposit insurance premiums rose substantially due to the passage of SAIF legislation which required a one - time assessment to recapitalize the SAIF. The Savings Bank's portion amounted to approximately $235,000. Other noninterest expenses for 1996 remained relatively unchanged compared to 1995.

As of December 31, 1996, an income tax expense of $6,000 was significantly less than the prior period primarily due to a recognition of the SAIF assessment described above.

RESULTS OF OPERATION

COMPARISON OF THE THREE MONTHS ENDED DECEMBER 31, 1996 AND 1995

Net income increased $51,000 from $108,000 for the three months ended December 31, 1995 to $159,000 for the same period ended 1996.

Net interest income rose $42,000, or 10.3%, from 1995 to 1996. Interest fluctuations mirrored their principal balances. As noted above, there were slight increases in interest income due to increased loan volume coupled with higher yielding investment securities. These increases in interest income were offset somewhat by declining mortgage-backed securities balances. Interest expense dropped as a result of declining market rates for deposit accounts and management's decision to supplant higher yielding deposit accounts with Advances from Federal Home Loan Bank.

There was a decrease in income tax expense of $19,000 for the three months ended December 31, 1996 compared to the same period ended 1995. The effective tax rate for 1996 was 15.1% compared to 31.4% for 1995.

LIQUIDITY AND CASH FLOWS

To ensure that the Savings Bank can satisfy customer credit needs for current and future commitments and deposit withdrawal requirements, the Savings Bank manages the liquidity position by ensuring that there are adequate short-term funding sources available for those needs. Liquid assets consists of cash and due from banks and investment securities maturing in one year or less. The following table shows these liquidity sources at December 31, 1996 and June 30, 1996:

                                                      December 31,   June 30,
                                                          1996         1996
                                                       ----------   ----------
                                                        (dollars in thousands)

Cash and due from banks                                $      115   $      115
Interest - bearing deposits with other institutions           919          627
Investment securities maturing in one year or less            244        2,151
                                                       ----------   ----------

   Total liquid assets                                 $    1,278   $    2,893
                                                       ==========   ==========

   As a percent of total assets                              2.85%       6.45%
                                                             ====        ====

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

The Savings Bank has other sources of liquidity if a need for additional funds arises. Additional sources of funds include Federal Home Loan Bank ("FHLB") of Pittsburgh advances and the ability to borrow against mortgage-backed and other securities. At December 31, 1996, the Savings Bank had advances from the Federal Home Loan Bank of Pittsburgh amounting to $1,550,000.

As of December 31, 1996, the Savings Bank had $419,000 in outstanding mortgage
and construction loan commitments.   Management believes that it has adequate
sources to meet the actual funding requirements.

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


                                                     December 31,   June 30,
                                                         1996         1996
                                                      ----------   ----------
                                                       (dollars in thousands)

Loans on nonaccrual basis                             $      804   $      434
Loans past due 90 days or more                                 7            8
Renegotiated loans                                             -            -
                                                      ----------   ----------

Total nonperforming loans                                    811          442
                                                      ----------   ----------

Other real estate                                              -            -
Repossessed assets                                             -            -
                                                      ----------   ----------

Total nonperforming assets                            $      811   $      442
                                                      ==========   ==========

Nonperforming loans as a percent of total loans             2.50%        1.37%
                                                            ====         ====
Nonperforming assets as a percent of total assets           1.81%        0.99%
                                                            ====         ====

During the six month period ended December 31, 1996, loans increased $84,000 and nonperforming loans increased $369,000 while the allowance for loan losses increased $12,000 for the same period. The percentage of allowance for loan losses to loans outstanding remained .7% during this time period.

Management believes the level of the allowance for loan losses at December 31, 1996 is sufficient; however, there can be no assurance that the current allowance for loan losses will be adequate to absorb all future loan losses. The relationship between the allowance for loan losses and outstanding loans is a function of the credit quality and known risk attributed to the loan portfolio. The on - going loan review program and credit approval process is used to determine the adequacy of the allowance for loan losses.

PART II - OTHER INFORMATION

Item 1 - Legal proceedings

         NONE

Item 2 - Changes in securities

         NONE

Item 3 - Defaults upon senior securities

         NONE

Item 4 - Submission of matters to a vote of security holders

   On October 17, 1996, a special meeting of the Company's shareholders was held to ratify Jane Weilacher and Roger Hasselman to the Board of Directors for a term of three years and to appoint S.R. Snodgrass, A.C. as auditors for June 30, 1997. Both of these plans were ratified by the following measures:

   Ratification of Jane Weilacher to Board of Directors
         Total votes cast                   347,554
         Votes for                          345,354
         Votes against                        2,200

   Ratification of Roger Hasselman to Board of Directors
         Total votes cast                   347,554
         Votes for                          342,093
         Votes against                        5,461

   Ratification of S.R. Snodgrass, A.C. as auditors
         Total votes cast                   347,554
         Votes for                          346,886
         Votes against                          668

Item 5 - Other information

         NONE

Item 6 - Exhibits and reports on Form 8-K

         NONE

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            Peoples Savings Financial Corporation

Date: January 17, 1997
                         By:
                            --------------------------------------
                            Glenn R. Pentz, Jr.
                            Chief Financial Officer, Treasurer and Secretary (Principal Executive and Financial Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            Peoples Savings Financial Corporation

Date: January 17, 1997
                         By:  \s\ Glenn R. Pentz, Jr.
                             --------------------------------------
                             Glenn R. Pentz, Jr.
                             Chief Financial Officer, Treasurer and Secretary (Principal Executive and Financial Officer)