Form 10QSB
period 1997-03-31
PEOPLES SAVINGS FINANCIAL CORP /PA/
filed 1997-05-13
CIK 912861

                   UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.   20552

                                     FORM 10 - QSB

[ X ] QUARTERLY REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

      For the quarterly period ended March 31, 1997

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT


             For the transition period from           to
                                            ---------    -----------

                         Commission File Number 0 - 22812
                         --------------------------------

                       Peoples Savings Financial Corporation
                       -------------------------------------
               (Exact name of registrant as specified in its charter)

       Pennsylvania                                   25 - 1720517
-------------------------------             --------------------------------
(State or other jurisdiction of             (IRS Employer Identification No.)
 incorporation or organization)

                         173 Main Street, Ridgway, PA 15853
                         ----------------------------------
                       (Address of principal executive offices)

                                    (814) 773 - 3195
                                    -----------------
                   (Registrant's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ___X___   No______

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

      Class:  Common Stock, par value $.10 per share
      Outstanding at May 8, 1997:  442,516

                   PEOPLES SAVINGS FINANCIAL CORPORATION

                                   INDEX




                                                                   Page
                                                                  Number
                                                                  ------


PART I  -  FINANCIAL INFORMATION

   Item 1.  Financial Statements
            Consolidated Balance Sheet (Unaudited)
            as of March 31, 1997 and June 30, 1996                   3

            Consolidated Statement of Income (Unaudited)
            for the Nine Months ended March 31, 1997 and 1996        4

            Consolidated Statement of Income (Unaudited)
            for the Three Months ended March 31, 1997 and 1996       5

            Consolidated Statement of Cash Flows (Unaudited)
            for the Nine Months ended March 31, 1997 and 1996        6

            Notes to Unaudited Consolidated Financial Statements     7

  Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results of Operations          8 - 10

PART II  -  OTHER INFORMATION

  Item 1.   Legal Proceedings                                        11
  Item 2.   Changes in Securities                                    11
  Item 3.   Default Upon Senior Securities                           11
  Item 4.   Submissions of Matters to a Vote of Security Holder      11
  Item 5.   Other Information                                        11
  Item 6.   Exhibits and Reports on Form 8 - K                       11

SIGNATURES                                                           12

                   PEOPLES SAVINGS FINANCIAL CORPORATION
                   CONSOLIDATED BALANCE SHEET (UNAUDITED)

                                                        March 31,    June 30,
                                                          1997        1996
                                                     -----------  -----------
ASSETS
Cash and due from banks                              $   116,248  $   115,026
Interest-bearing deposits with other
  institutions                                         1,353,147      627,318
Investment securities (market value of $4,030,442
  and $3,648,567)                                      4,073,974    3,694,375
Mortgage-backed securities (market value of
  $6,344,606 and $7,415,043)                           6,414,821    7,466,452
Loans receivable (net of allowance for loan
  losses of $244,865 and $227,171)                    31,515,829   32,126,518
Accrued interest receivable                              286,754      278,533
Premises and equipment                                    55,420       64,001
Federal Home Loan Bank stock, at cost                    361,100      358,900
Other assets                                             338,521      121,346
                                                     -----------  -----------

  TOTAL ASSETS                                       $44,515,814  $44,852,469
                                                     ===========  ===========

LIABILITIES
Deposits accounts                                    $34,849,313  $35,864,622
Advances from Federal Home Loan Bank                     500,000            -
Accrued interest payable and other liabilities            11,472       75,766
                                                     -----------  -----------
      TOTAL LIABILITIES                               35,360,785   35,940,388
                                                     -----------  -----------

STOCKHOLDERS' EQUITY
Preferred stock, no par value, 1,000,000 shares
  authorized; none outstanding                                -            -
Common stock, $.10 par value; 2,000,000 authorized,
  452,966 issued                                         45,297       45,297
Additional paid-in capital                            4,263,745    4,222,897
Retained earnings-substantially restricted            5,332,893    5,205,770
Unearned shares held by Employee Stock Ownership Plan  (213,788)    (254,790)
Unearned shares held by Management Stock Bonus Plan     (79,255)    (113,230)
Treasury stock (10,450 shares, at cost)                (193,863)    (193,863)
                                                     ----------- -----------
      TOTAL STOCKHOLDERS' EQUITY                      9,155,029    8,912,081
                                                    -----------  -----------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $44,515,814  $44,852,469
                                                    ===========  ===========


See accompanying notes to the unaudited consolidated financial statements.

                    PEOPLES SAVINGS FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

                                                 Nine Months Ended March 31,
                                                      1997          1996
                                                  -----------   -----------
INTEREST INCOME
  Loans                                           $ 1,994,670   $ 1,926,688
  Mortgage-backed securities                          349,367       471,054
  Investment securities:
    Taxable                                           190,333       100,547
    Exempt from federal income tax                     21,203        46,020
 Interest-bearing deposits with other
   institutions                                        37,344        34,165
                                                  -----------   -----------
      Total interest income                         2,592,917     2,578,474
                                                  -----------   -----------

INTEREST EXPENSE
  Deposits                                          1,230,489     1,331,948
  Other                                                45,325        14,742
                                                  -----------   -----------
      Total interest expense                        1,275,814     1,346,690
                                                  -----------   -----------

NET INTEREST INCOME                                 1,317,103     1,231,784

Provision for loan losses                              18,000        18,000
                                                  -----------   -----------

NET INTEREST INCOME AFTER PROVISION FOR
  LOAN LOSSES                                       1,299,103     1,213,784
                                                  -----------   -----------
NONINTEREST INCOME
  Service charges on deposit accounts                  23,097        19,590
  Other income                                         11,755        33,330
                                                  -----------   -----------
      Total noninterest income                         34,852        52,920
                                                  -----------   -----------

NONINTEREST EXPENSE
  Compensation and employee benefits                  368,896       361,193
  Occupancy and equipment                              37,369        45,547
  Deposit insurance premiums                          260,830        63,000
  Professional fees                                    61,560        56,950
  Data processing charges                              77,664        76,241
  Other expenses                                      193,586       188,879
                                                  -----------   -----------
      Total noninterest expense                       999,905       791,810
                                                  -----------   -----------

  Income before income taxes                          334,050       474,894
  Income taxes                                        122,897       154,082
                                                  -----------   -----------

NET INCOME                                        $   211,153   $   320,812
                                                  ===========   ===========

EARNINGS PER SHARE
  Primary                                         $      0.47   $      0.73
  Fully Diluted                                          0.48          0.73

AVERAGE SHARES OUTSTANDING
  Primary                                             445,081       439,506
  Fully Diluted                                       444,297       439,609


See accompanying notes to the unaudited consolidated financial statements.

                   PEOPLES SAVINGS FINANCIAL CORPORATION
                CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)


                                                Three Months Ended March 31,
                                                      1997           1996
                                                -------------   -------------
INTEREST INCOME
  Loans                                         $     653,436   $     653,972
  Mortgage-backed securities                          107,018         148,257
  Investment securities:
    Taxable                                            65,035          31,856
    Exempt from federal income tax                      5,316          11,940
  Interest-bearing deposits with other
    institutions                                       14,781          13,253
                                                -------------   -------------
      Total interest income                           845,586         859,278
                                                -------------   -------------

INTEREST EXPENSE
  Deposits                                            396,061         440,477
  Other                                                19,335           2,570
                                                -------------   -------------
      Total interest expense                          415,396         443,047
                                                -------------   -------------

NET INTEREST INCOME                                   430,190         416,231

Provision for loan losses                               6,000           6,000
                                                -------------   -------------

NET INTEREST INCOME AFTER PROVISION FOR
  LOAN LOSSES                                         424,190         410,231
                                                -------------   -------------

NONINTEREST INCOME
  Service charges on deposit accounts                   7,163           6,046
  Other income                                          3,691           4,053
                                                -------------   -------------
      Total noninterest income                         10,854          10,099
                                                -------------   -------------

NONINTEREST EXPENSE
  Compensation and employee benefits                  120,970         112,677
  Occupancy and equipment                              11,130          15,191
  Deposit insurance premiums                          (15,917)         21,000
  Professional fees                                    21,050          20,300
  Data processing charges                              26,762          26,020
  Other expenses                                       69,082          60,078
                                                -------------   -------------
      Total noninterest expense                       233,077         255,266
                                                -------------   -------------

  Income before income taxes                          201,967         165,064
  Income taxes                                        117,000          52,500
                                                -------------   -------------

NET INCOME                                      $      84,967   $     112,564
                                                =============   =============

EARNINGS PER SHARE
  Primary                                       $        0.19   $        0.26
  Fully Diluted                                          0.19            0.26

AVERAGE SHARES OUTSTANDING
  Primary                                             445,557         439,776
  Fully Diluted                                       445,339         439,609


See accompanying notes to the unaudited consolidated financial statements.

                   PEOPLES SAVINGS FINANCIAL CORPORATION
              CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)


                                                 Nine Months Ended March 31,
                                                    1997             1996
                                                -------------   -------------
OPERATING ACTIVITIES
Net income                                      $     211,153   $     320,812
Adjustments to reconcile net income to
  net cash provided by operating activities:
  Provision for loan losses                            18,000          18,000

  Provision for depreciation                            9,461           9,135
  Amortization of discounts and premiums               14,086           1,258
  Decrease (increase) in accrued interest
    receivable                                         (8,221)         16,250
  Decrease in accrued interest payable                 (2,637)         (5,868)
  Amortization of ESOP and MSBP unearned
    compensation                                      115,825          91,302
  Other, net                                         (139,284)        (82,314)
                                                -------------   -------------
    Net cash provided by operating activities         218,383         368,575
                                                -------------   -------------

INVESTING ACTIVITIES
  Proceeds from the maturities of investment
    securities                                        370,000       2,260,000
  Purchases of investment securities                 (752,200)     (2,047,047)
  Principal repayments on mortgage-backed
    securities                                      1,034,676       1,534,136
  Purchases of mortgage-backed securities                   -        (250,000)
  Decrease (increase)  in loans receivable, net       458,611      (1,796,123)
  Increase in Federal Home Loan Bank stock             (2,200)        (12,500)
  Purchases of premises and equipment                    (880)         (6,674)
                                                -------------   -------------
      Net cash provided by (used for)
        investing activities                        1,108,007        (318,208)
                                                -------------   -------------

FINANCING ACTIVITIES
  Increase (decrease) in deposits, net             (1,015,309)        601,439
  Advance from FHLB                                   500,000               -
  Cash dividends                                      (84,030)              -
                                                -------------   -------------
      Net cash provided by (used for)
          financing activities                       (599,339)        601,439
                                                -------------   -------------

      Increase in cash and cash equivalents           727,051         651,806

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR        742,344         515,337
                                                -------------   -------------

CASH AND CASH EQUIVALENTS AT END OF YEAR        $   1,469,395   $   1,167,143
                                                =============   =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the period for:
    Interest on deposits and borrowings         $   1,278,451   $   1,352,558
    Income taxes                                      170,822         183,019


See accompanying notes to the unaudited consolidated financial statements.

                   PEOPLES SAVINGS FINANCIAL CORPORATION
            NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION
------------------------------

The consolidated financial statements of Peoples Savings Financial Corporation ("Company") includes its wholly-owned subsidiary Peoples Savings Bank ("Savings Bank"). All significant intercompany items have been eliminated.

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not necessarily include all information that would be included in audited financial statements. The information furnished reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results of operations. All such adjustments are of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

NOTE 2 - PENDING ACCOUNTING STANDARDS
-------------------------------------

On March 3, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128, "Earnings Per Share." This statement redefines the standards for computing earnings per share (EPS) previously found in Accounting Principles Board opinion No. 15, Earnings Per Share. Statement 128 establishes new standards for computing and presenting EPS and requires dual presentation of "basic" and "diluted" EPS on the face of income statement for all entities with complex capital structures. Under Statement 128, basic EPS is to be computed based upon income available to common shareholders and the weighted average number of common shares outstanding for the period. Diluted EPS is to reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. Statement
128 also requires the restatement of all prior-period EPS data presented.
The Corporation will adopt Statement 128 for all periods ending after December 15, 1997 and based on current estimates, does not believe the effect on adoption will have a significant impact on the Company's financial position or results of operations.

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                           FINANCIAL CONDITION
                           -------------------

Total assets at March 31, 1997 of $44,516,000, decreased by approximately $337,000, or .75%, from the $44,853,000 reported at June 30, 1996. The modest growth within interest-bearing deposits and investment securities of approximately $726,000 and $380,000, respectively, was offset by declines experienced in mortgage-backed securities and loans of approximately $1,052,000 and $611,000, respectively.

The increases in interest-bearing deposits and investment securities are primarily being funded by maturities and principal repayments of loans and mortgage-backed securities. Mortgage-backed securities are typically used to supplement the loan portfolio in periods of inadequate loan demand. Currently, the Company has relatively significant commitments to fund loans as a direct result of a no fee mortgage loan campaign. Principal repayments from mortgage-backed securities principal repayments are being retained as interest-bearing deposits.

Deposits declined by approximately $1,015,000 or 2.8%, and resulted primarily from a decrease of approximately $1,000,000 in certificates of deposits outstanding. The decrease experienced in these deposit instruments reflects the impact of promotional campaigns extended by competitors within the Company's market areas.

Equity capital increased by $243,000 or 2.7% during the nine months ended March 31, 1997, as a result of net income of $211,000 and recognition of shares in the Management Stock Bonus Plan and the Employee Stock Ownership Plan amounting to $116,000. Cash dividends paid of approximately $84,000 lessened the impact of these other events.

Management monitors risk-based capital and leverage capital ratios in order to assess compliance with regulatory guidelines. At March 31, 1997, the Savings Bank exceeded the 8.00% minimum risk-based capital requirement and the leveraged capital ratio of 3.00% of tangible assets.

                          RESULTS OF OPERATION
                          --------------------

COMPARISON OF THE NINE MONTHS ENDED MARCH 31, 1997 AND 1996
-----------------------------------------------------------

Net interest income for 1997 experienced a marked increase of 6.9% compared to 1996 as increases in gross interest income and decreases in gross interest expense netted to approximately $85,000. Changes within the Savings Bank's asset mix have resulted in increases in interest on taxable investments and loans being offset by decreases in interest on tax exempt investment securities and mortgage-backed securities. At the same time, a 5.2% decrease in gross interest expense attributable to lower cost of funds associated primarily with the decline in the volume of certificates of deposit outstanding, has fueled the increase in net interest income.

Management's continuing evaluation of the loan portfolio, giving consideration to historical experience, the volume and type of lending conducted, the volume of nonperforming assets, the local economic conditions and standard practice within the industry, indicates the allowance for loan losses is adequate. As a result, the provision for loan losses remained the same for 1997 and 1996.

Noninterest income is typically made up of service fees on deposit accounts. These service charges on deposit accounts remained relatively constant during the period. Management believes its fees are competitive with similar fees charged by other institutions in its market area. During the nine months ended March 31, 1996, the Company received $13,000 in principal repayments on mortgage-backed securities which had been previously written-off due to the inability to collect payments from the instruments trustee, resulting in higher other income being recognized during that period.

-----------------------------------------------------------------------

Total noninterest expense increased $208,000 over the prior year emanating from a one-time charge of approximately $200,000 to recapitalize the SAIF as required by federal law. Noninterest expense is primarily made up of employee compensation and benefits, occupancy and furniture expense, data processing charges, and other noninterest expenses. Absent this SAIF charge, in total, noninterest expenses for 1997 remained relatively unchanged compared to 1996. This is the result of management's efforts to minimize increases in overhead to maintain overall profitability.

There was a decrease in income tax expense of $31,000 for 1997. This stems from lower results of operations for the current period in comparison to 1996.

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
------------------------------------------------------------

While the decrease in total interest income for the three months ended March 31, 1997 over the prior period was relatively insignificant, amounting to $13,700 or 1.6%, several components of this total experienced marked changes. As a result of a shift in investing strategy, proceeds from maturities of tax exempt investment securities and principal repayments on mortgage-backed securities have been utilized to invest in higher rate taxable investment securities. As a consequence, taxable investment security interest income increased $33,000 or 104%, while interest on mortgage-backed securities decreased $41,000 or 27.8% and interest on tax exempt investment securities decreased $6,600 or 55.5%.

Net interest income nonetheless increased $14,000 or 3.35% due to a more pronounced decrease in the cost of funds. Total interest expense decreased $27,700 or 6.2%, despite an increase of $16,800 in interest on borrowed funds. This increase was more than offset by the $44,000 or 10% decrease in interest on deposits for the period, primarily emanating from an election not to retain higher rate maturing savings certificates. To offset the reduction from this financing source, management relied more heavily on borrowing through the Federal Home Loan Bank, thus giving rise to the increase in interest recognized on borrowings for the period.

Management's continuing evaluation of the loan portfolio, giving consideration to historical experience, the volume and type of lending conducted, the volume of nonperforming assets, the local economic conditions and standard practice within the industry, indicates the allowance for loan losses is adequate. As a result, the provision for loan losses remained the same for 1997 and 1996.

The total noninterest income increase of $1,000 was insignificant, as would be expected with no significant changes in service charges nor components of other income. Noninterest expense decreased $22,000 or 8.7%. This was primarily due to a $37,000 decrease in deposit insurance premiums triggered by a combination of reduced SAIF rates and recognition of a SAIF refund of $15,000. The impact of these deposit insurance premium fluctuations were partially offset by increases in compensation and employee benefits of $8,200 attributable to Employee Stock Ownership Plan expenses incurred and a $9,000 increase in other expenses attributable to the recognition of a $12,000 non-recurring credit during the three months ended March 31, 1996.

Income taxes increased $64,500 or 112.9% over the prior three month period primarily attributable to more favorable results of operations as well as the benefits lost from the shift to greater investing in taxable investment securities over those investment securities which are exempt from federal income tax.

LIQUIDITY AND CASH FLOWS
------------------------

To ensure that the Savings Bank can satisfy customer credit needs for current and future commitments and deposit withdrawal requirements, the Savings Bank manages the liquidity position by ensuring that there are adequate short-term funding sources available for those needs. Liquid assets consists of cash and due from banks and investment securities maturing in one year or less. The following table shows these liquidity sources at March 31, 1997 and June 30, 1996:


                                                    March 31,    June 30
                                                      1997        1996
                                                     --------    --------
                                                    (dollars in thousands)

Cash and due from banks                              $    116    $    115
Interest-bearing deposits with other institutions       1,353         627
Investment securities maturing in one year or less      3,835         370
                                                     --------    --------

      Total liquid assets                            $  5,304    $  1,112
                                                     ========    ========

      As a percent of total assets                     11.91%       2.48%

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

------------------------------------

As of March 31, 1997, the Savings Bank had $1,913,000 in outstanding mortgage
and construction loan commitments.   Management believes that it has adequate
sources to meet the actual funding requirements.

RISK ELEMENT
------------

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


                                                    March 31,    June 30
                                                      1997        1996
                                                     --------    --------
                                                    (dollars in thousands)

Loans on nonaccrual basis                           $    926    $    434
Loans past due 90 days or more                             6           8
Renegotiated loans                                         -           -
                                                     --------    --------

Total nonperforming loans                                932         442
                                                     --------    --------
Other real estate                                        140           -
Repossessed assets                                         -           -
                                                     --------    --------

Total nonperforming assets                           $ 1,072    $    442
                                                     ========    ========

Nonperforming loans as a percent of total loans        2.96%       1.38%
                                                     =======     =======

Nonperforming assets as a percent of total assets      2.41%       0.99%
                                                     =======     =======

During the nine month period ended March 31, 1997, loans decreased $611,000 and nonperforming loans increased $490,000 while the allowance for loan losses increased $18,000 for the same period. The percentage of allowance for loan losses to loans outstanding remained .7% during this time period. The increase in loans on a nonaccrual basis is primarily made up of one to four family residential mortgages. The collateral requirements on such loans reduce the risk of potential losses to an acceptable level in management's opinion.

Management believes the level of the allowance for loan losses at March 31, 1997 is sufficient; however, there can be no assurance that the current allowance for loan losses will be adequate to absorb all future loan losses. The relationship between the allowance for loan losses and outstanding loans is a function of the credit quality and known risk attributed to the loan portfolio. The on-going loan review program and credit approval process is used to determine the adequacy of the allowance for loan losses.

Other real estate owned increased $140,000 over the nine month period. In management's opinion, collateral exists with sufficient value to generate the proceeds necessary to reduce the risk of potential loss on these properties to an acceptable level.

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




                               Peoples Savings Financial Corporation


Date: May 12, 1997           By: \s\ Glenn R. Pentz, Jr.
                                -----------------------------------------

                                Glenn R. Pentz, Jr.
                                Chief Financial Officer, Treasurer and
                                  Secretary
                                (Principal Executive and Financial Officer)