Form 10KSB40
period 1997-06-30
PEOPLES SAVINGS FINANCIAL CORP /PA/
filed 1997-09-29
CIK 912861

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------

                                   FORM 10-KSB
(Mark One):

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED] For the fiscal year ended June 30, 1997, OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED] For the transition period
         from               to                 .
              -------------    ----------------

Commission File Number:  0-22812

                      PEOPLES SAVINGS FINANCIAL CORPORATION
                      -------------------------------------
             (Exact name of registrant as specified in its charter)

Pennsylvania                                                     25-1720517
---------------------------------------------                    ----------
(State or other jurisdiction of incorporation                  I.R.S. Employer
or organization)                                              Identification No.

173 Main Street, Ridgway, Pennsylvania                              15853
--------------------------------------                              -----
(Address of principal executive offices                           (Zip Code)

Registrant's telephone number, including area code:              (814) 773-3195
                                                                 --------------

Securities registered pursuant to Section 12(b) of the Act:          None
                                                                     ----

Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $0.10 per share
                     ---------------------------------------
                                (Title of Class)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO .
                                                                      ---   ---

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         State issuer's revenues for its most recent fiscal year. $3.47 million.

         The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the last sale price of such stock in August, 1997 (as reported by the OTC Bulletin Board), which was $8,087,496 (336,979 shares at $24.00 per share).

         As of June 30, 1997, there were issued and outstanding 442,516 shares of the registrant's Common Stock.

         Transitional Small Business Disclosure Format (check one) YES    NO X .
                                                                      --     --

                       DOCUMENTS INCORPORATED BY REFERENCE

     1. Portions of Annual Report to Stockholders for the Fiscal Year ended June 30, 1997. (Parts I, II and IV)

     2. Portions of Proxy Statement for the 1997 Annual Meeting of stockholders. (Part III)

                                     PART I

Item 1.  Description of Business
--------------------------------

The Corporation

         Peoples Savings Financial Corporation ("PSFC" or the "Corporation") is a bank holding company incorporated under the laws of the State of Pennsylvania in September 1993. Since the primary activities of the Corporation are those of Peoples Savings Bank ("Peoples Savings" or the "Bank"), its wholly owned subsidiary, much of the discussion herein pertains to the Bank, however, comparisons to total assets, liabilities, etc. are based on the Corporation's consolidated numbers.

The Bank

         Peoples Savings, a wholly owned subsidiary of the Corporation, was chartered by the State of Pennsylvania in 1891. Peoples Savings has been a member of the Federal Home Loan Bank ("FHLB") System since 1953. Its savings deposits are insured by the Savings Association Insurance Fund ("SAIF") which is administered by the Federal Deposit Insurance Corporation ("FDIC").

         Peoples Savings conducts its main business through its office located at 173 Main Street, Ridgway, Pennsylvania and 2 branch offices located in Jefferson and Clearfield Counties, Pennsylvania.
The Bank's main office telephone number is (814) 773-3195.

Market Area/Competition

         Peoples Savings focuses on serving its customers located in Elk, Jefferson and Clearfield Counties, Pennsylvania. Peoples Savings conducts operations through its main office located at 173 Main Street, Ridgway, Pennsylvania, and two additional offices located at 263 Main Street, Brookville, Pennsylvania and 17 W. Long Avenue, DuBois, Pennsylvania. The population of this primary market area is approximately 160,000. The economy in Jefferson and Elk Counties consist primarily of manufacturing (primarily consisting of glass containers, powdered metal and paper products), while the economy in Clearfield consists primarily of retail businesses. Because nearly all the assets and liabilities of the Bank are monetary in nature, interest rates have a greater effect on the earnings of the Bank than local economic conditions.

         The Bank encounters strong competition both in the attraction of deposits and in the origination of real estate and other loans. Its most direct competition for deposits has historically come from commercial banks, other savings associations, and finance companies in its market area. Based on published figures, the Bank believes it was the second largest thrift institution (out of three) and seventh financial institution (out of 8) on the basis of total assets headquartered in Elk County and the communities of Brookville and DuBois at June 30, 1997, its primary market area. The Bank's primary market area includes branches of several commercial banks which are substantially larger than the Bank in terms of state-wide deposits. The Bank competes for savings by offering depositors a high level of personal service and convenient office locations. The competition for real estate and other loans comes principally from commercial banks, credit unions, mortgage banking companies and other savings associations.

         The Bank competes for loans primarily through the interest rates and loan fees it charges and the efficiency and quality of services it provides borrowers, real estate brokers and builders. Factors which affect competition include the general and local economic conditions, current interest rate levels and volatility in the mortgage markets.

Lending Activities

         General. Currently, the principal lending activity of Peoples Savings is the origination of mortgage loans for the purpose of financing or refinancing one- to four-family residential properties.

         Analysis of Loan Portfolio. The following table sets forth the composition of the Bank's net loans receivable portfolio by type of loan at the dates indicated.

                                                                                  At June 30,
                                                 ------------------------------------------------------------------------
                                                                 1997                                  1996
                                                  ------------------------------------   --------------------------------
                                                       Amount              Percent           Amount            Percent
                                                       ------              -------           ------            -------
                                                                          (Dollars in Thousands)
Type of Loan
Real Estate Loans:
  Construction................................       $     1,124              3.39%        $   1,848             5.54%

  1-4 family..................................            28,400             85.76            27,155            81.45
  Commercial..................................             1,195              3.61             1,750             5.25

Consumer Loans:
  Savings account.............................               489              1.48               481             1.44
  Home equity.................................             1,359              4.10             1,523             4.57
  Automobiles ................................               324              0.98               391             1.17
  Other.......................................               224              0.68               193             0.58
                                                      ----------          --------           -------          -------
Total loans...................................            33,115            100.00%           33,341           100.00%
                                                      ==========          ========           =======          =======

Less:
  Loans in process............................              (828)                               (897)
  Deferred loan origination fees and costs....               (88)                                (90)
  Allowance for possible loan losses..........              (251)                               (227)
                                                      ----------                            -------
  Total loans, net............................       $    31,948                            $ 32,127
                                                      ==========                             =======

         Loan Maturity Tables. The following table sets forth the maturity of the Bank's loan portfolio at June 30, 1997. The table does not include prepayments or scheduled principal repayments. Prepayments and scheduled principal repayments on loans totaled $7.3 million and $7.4 million for the two years ended June 30, 1997 and 1996, respectively. Adjustable-rate mortgage loans are shown as maturing based on contractual maturities.

                                  1-4 Family
                                  Residential        Commercial
                                  Real Estate        Real Estate        Construction          Consumer        Total
                                  -----------        -----------        ------------          --------        -----
                                                                        (In Thousands)

Non-performing.................    $      735        $        -          $       -              $   110       $     845

Amounts Due:
Within 3 months................             8                40                  -                   16              64
3 months to 1 year.............            20                 -                  -                   31              51
  1 to 3 years.................           370                44                  -                  443             857
  3 to 5 years.................           877                32                  -                  985           1,894
  5 to 15 years................        17,010               751                 625                 811          19,197
  Over 15 years................         9,380               328                 499                   -          10,207
                                    ---------          --------           ---------              ------        --------
Total amount due...............        28,400             1,195               1,124               2,396          33,115
                                    ---------          --------           ---------              ------        --------

Less:
Allowance for loan losses......           170                 -                   -                  81             251
Loans in process...............           (13)                -                 828                  13             828
Deferred loan fees.............            88                 -                   -                   -              88
                                    ---------          --------           ---------              ------         -------
  Loans receivable, net........    $   28,155         $   1,195          $      296             $ 2,302        $ 31,948
                                    =========          ========           =========              ======         =======




         The following table sets forth the dollar amount of all loans due after June 30, 1998, which have pre-determined interest rates and which have floating or adjustable interest rates.

                                                               Floating or
                                          Fixed Rates         Adjustable Rates           Total
                                          -----------         ----------------           -----
                                                              (In Thousands)
One-to-four family...............        $     23,008               $    5,364         $  28,372
Commercial.......................                 819                      336             1,155
Construction.....................                 960                      164             1,124
Consumer.........................               2,349                        -             2,349
                                          -----------               ----------         ---------
  Total..........................        $     27,136               $    5,862        $   33,000
                                          ===========               ==========         =========


         Residential Real Estate Loans. The Bank's primary lending activity consists of the origination of one- to four-family, owner-occupied, residential mortgage loans secured by property located in the Bank's primary market area. The majority of the Bank's residential mortgage loans consist of loans secured by owner-occupied, single-family residences.

         The Bank generally originates 15- and 20-year fixed-rate mortgage and 20-year adjustable rate mortgage loans for retention in the Bank's loan portfolio. The Bank's adjustable rate ("ARM") mortgage loans adjust yearly based upon the National Average Mortgage Contract Rate for the purchase of previously occupied homes. Adjustable-rate mortgage loans have a limit on increases in rates to one percent per year and 5.0% to 6.0% over the life of the loan. The Bank's fixed-rate mortgage loans are amortized on a monthly basis with principal and interest due each month. Residential real estate loans often remain outstanding for significantly shorter periods than their contractual terms because borrowers may refinance or prepay loans at their option.

         Peoples Savings's residential first mortgage loans customarily include due-on-sale clauses, which are provisions giving the Bank the right to declare a loan immediately due and payable in the event, among other things, that the borrower sells or otherwise disposes of the real property serving as security for the loan. Due-on-sale clauses are an important means of adjusting the rates on the Bank's fixed-rate mortgage portfolio, and the Bank has generally exercised its rights under these clauses.

         Regulations limit the amount which a savings bank may lend in relationship to the appraised value of the real estate securing the loan, as determined by an appraisal at the time of loan origination. The Bank's lending policies generally limit the maximum loan-to-value ratio to 80% of the lesser of the appraised value or the purchase price of the property to serve as security for the residential loan. The Bank does not require private mortgage insurance.

         Flood hazard insurance (if required), and fire and casualty insurance are required by the Bank on all properties securing real estate loans.

         Construction. The Bank only makes construction loans on homes for which it also makes the permanent loan at the completion of the construction phase. The construction loans provide for payment of interest only for terms of up to one year at adjustable or fixed rates. The Bank makes construction loans primarily to private individuals.

         Commercial Real Estate Loans. In order to enhance yields on its assets, the Bank originates permanent loans secured by commercial real estate. These loans are originated in amounts up to 75% of the appraised value of the property. At June 30, 1997, the Bank's two largest commercial real estate loans consisted of a $227,000 commercial/residential property located in St. Mary's, Pennsylvania and a $328,000 loan secured by a health care facility located in Johnsonburg, Pennsylvania. The remaining commercial real estate loans are secured primarily by office buildings, small retail and commercial establishments and vacant land for development which are located in the Bank's primary market area.

         Loans secured by commercial real estate generally involve a greater degree of risk than residential mortgage loans and carry larger loan balances. This increased credit risk is a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income producing properties and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by commercial real estate is typically dependent upon the successful operation of the related real estate project. If the cash flow from the project is reduced, the borrower's ability to repay the loan may be impaired.

         Consumer Loans. The Bank views consumer lending as an important component of its business operations because consumer loans generally have shorter terms and higher yields, thus reducing exposure to changes in interest rates. In addition, the Bank believes that offering consumer loans helps to expand and create stronger ties to its customer base. Consumer loans consist of loans secured with deposits held at the Bank, home equity loans, auto loans and personal installment loans.

         Consumer loans entail greater credit risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured or secured by assets that depreciate rapidly, such as automobiles. In such cases, repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan and the remaining deficiency often does not warrant further substantial collection efforts against the borrower. In particular, amounts realizable on the sale of repossessed automobiles may be significantly reduced based upon the condition of the automobiles and the lack of demand for used automobiles. Further, consumer loan collections are dependent on the borrower's continuing financial stability, and therefore are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Finally, the application of various Federal and state laws, including Federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered in the event of default. The Bank adds a general provision on a regular basis to its consumer loan loss allowance, based on general economic conditions and prior loss experience. See "Non-Performing Assets" for information regarding the Bank's loan loss experience and reserve policy.

         Loan Solicitation and Processing. Loan originations are derived from a number of sources such as realtors, depositors, borrowers and walk-in customers.

         Upon receipt of a loan application, a credit report is obtained and employers may be contacted to verify specific information relating to the loan applicant's employment, income, and credit standing. In the case of a real estate loan, an appraisal of the real estate intended to secure the proposed loan is undertaken by an appraiser approved by the Bank. Each real estate loan application file is submitted to the Board of Trustees for review and approval.

         In the case of a consumer loan, loan officers are required to follow the Bank's underwriting standards and guidelines and are granted approval authority up to $10,000. Consumer loan requests of $10,000 or more must also be approved by the Managing Officer. Individual lending limits are established from time to time by the Board of Trustees of the Bank. Consumer loans over $20,000 must be approved by the Board of Trustees.

         The underwriting standards employed by the Bank for consumer loans include a determination of the applicant's payment history on other debts and an assessment of ability to meet existing obligations and payments on the proposed loan. In addition, the stability of the applicant's monthly income from primary employment is considered during the underwriting process. Creditworthiness of the applicant is of primary consideration, however, the underwriting process also includes a comparison of the value of the security in relation to the proposed loan amount.

         Loan applicants are promptly notified of the credit decision by telephone or letter. If the loan is approved in writing, the loan commitment specifies the terms and conditions of the proposed loan including the amount of the loan, interest rate, amortization term, a brief description of the required collateral, and required insurance coverage. The borrower must provide proof of fire, flood (if applicable) and casualty insurance on the property serving as collateral, which must be maintained during the full term of the loan.

         Originations, Purchases and Sales. The Bank originates loans for its own portfolio and does not sell loans in the secondary market. The loans originated by the Bank do not meet secondary market underwriting guidelines. The Bank's deposits have historically exceeded loan demand in its primary market area. Accordingly, the Bank has been an active purchaser of mortgage-backed securities. See "-- Mortgage-Backed Securities and Investment Activities -- Mortgage-Backed Securities Portfolio." The Bank has not purchased individual loans during the past three years. The following tables set forth the Bank's gross loan originations and principal repayments for the periods indicated.

                                                                                           Year Ended June 30,
                                                                                 -------------------------------------
                                                                                     1997                      1996
                                                                                 -----------                ----------
                                                                                              (In Thousands)
Total loans receivable at beginning
  of period.........................................................              $  33,341                 $  30,073

Loans originated:
  1 to 4 family residential.........................................                  4,844                     7,007
  Construction loans................................................                  1,264                     2,123
  Commercial real estate loans......................................                    100                       538
  Consumer loans....................................................                    827                       979
                                                                                    -------                    ------
Total loans originated..............................................                  7,035                    10,647
Total loans sold....................................................                     --                        --
Loan principal repayments...........................................                  7,261                     7,379
                                                                                    -------                    ------
Net loan activity...................................................                   (226)                    3,268
                                                                                    -------                    ------
Total gross loans receivable at end of period.......................              $  33,115                   $33,341
                                                                                    =======                    ======


         Loan Commitments. The Bank issues standby loan origination commitments to qualified borrowers primarily for residential real estate loans. Such commitments are made on specified terms and conditions and are made for periods of up to 30 days, during which time the interest rate may be locked-in. At June 30, 1997, the Bank had $2.3 million in commitments to originate loans.

         Loan origination and commitment fees are volatile sources of income. Such fees vary with the volume and type of loans and commitments made and purchased and with competitive conditions in the mortgage markets, which in turn respond to the demand and availability of money.

         Loans-to-One Borrower. Under the HOLA, a savings association may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of the association's unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if such loan is secured by readily-marketable collateral, which is defined to include certain securities and bullion, but generally does not include real estate.

         At June 30, 1997 the Bank's loans-to-one borrower limit was approximately $1.3 million and its five largest aggregate lending relationships had balances ranging from $449,000 to $259,000. At June 30, 1997, all but one of these lending relationships were current. See "-Non-performing Assets-Delinquencies and Asset Classification."

Non-performing Assets

         Delinquencies and Asset Classification. The Bank's collection procedures provide that when a loan is 15 days past due, a late charge is added and the borrower is contacted by mail or telephone and payment is requested. If the delinquency continues, subsequent efforts are made to contact the delinquent borrower. Loans delinquent 60 days or more are considered problem loans and are placed on the Bank's loan watch list. Additional late charges may be added and, if the loan continues in a delinquent status for 90 days or more, the Bank generally initiates foreclosure proceedings unless other repayment arrangements are made. Each delinquent loan is reviewed on a case by case basis.

         Loans are reviewed on a regular basis and are generally placed on a non-accrual status when the loan becomes 90 days delinquent and, in the opinion of management, the collection of additional interest is doubtful. Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income. Subsequent payments are either applied to the outstanding principal balance or recorded as interest income, depending on the assessment of the ultimate collectibility of the loan.

         The following table sets forth information regarding loans which are 90 days or more delinquent. The Bank does not accrue interest on loans more than 90 days past due.

                                                                             At June 30,
                                                                  -----------------------------------
                                                                    1997                      1996
                                                                  ---------                 ---------
                                                                        (Dollars in Thousands)
Loans accounted for on a non-accrual basis:
Real estate loans:
  1-4 family........................................              $    735                  $    339
  Commercial........................................                    --                        92
Non-mortgage loans:
  Consumer..........................................                   110                         4
                                                                   -------                   -------
Total non-accrual loans.............................                   845(1)                    435
Real estate owned...................................                    29                        --
Other non-performing assets.........................                    --                        --
                                                                   -------                   -------
Total non-performing assets.........................              $    874                  $    435
                                                                   =======                   =======
Total non-accrual loans to net loans................                  2.64%                     1.35%
                                                                   =======                   =======
Total non-accrual loans to total assets.............                  1.88%                     0.97%
                                                                   =======                   =======
Total non-performing assets to total assets.........                  1.95%                     0.97%
                                                                   =======                   =======

----------------
(1) At June 30, 1997, $449,000 of the $845,000 of non-accrual loans at the Company consisted of a single lending relationship involving six loans secured by residential real estate, a constructed single-family home, and two automobiles. The borrowers filed for bankruptcy in fiscal 1997. Although there can be no assurances, the Company does not expect any material losses regarding such loans.

         Contractual interest income due for loans accounted for on a non-accrual basis under the original terms of such loans was $77,000 and $43,000 for the years ended June 30, 1997 and 1996, respectively. Interest income recognized on these loans amounted to $27,000 and $27,000 for these respective periods. The Bank did not include any interest income on non-accrual loans during the periods indicated. It is the Bank's general policy to accrue interest only on loans less than 90 days delinquent. Once loans are 90 days delinquent, the Bank reverses previously accrued but unpaid interest.

         In addition, at June 30, 1997, the Bank had $420,000 in residential mortgage loans and $6,000 in consumer loans which were 60 to 90 days delinquent.

         At June 30, 1997, there were no loans considered impaired.

         The Bank has a classification system for problem assets which covers all problem assets. Under this classification system, problem assets of insured institutions are classified as "substandard," "doubtful," or "loss." An asset is considered "substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the insured institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as "doubtful" have all of the weaknesses inherent in those classified "substandard," with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions and values, "highly questionable and improbable." Assets classified as "loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets designated "special mention" by management are assets included on the Bank's internal watchlist because of potential weakness but which do not currently warrant classification in one of the aforementioned categories.

         When the Bank classifies problem assets as either substandard or doubtful, it may establish general allowances for loan losses in an amount deemed prudent by management. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When the Bank classifies problem assets as "loss," it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge-off such amount. Management's evaluation of the classification of assets and the adequacy of the reserve for loan losses is reviewed by regulatory agencies as part of their periodic examinations. A portion of general loss allowances established to cover possible losses related to assets classified as substandard or doubtful may be included in determining an institution's regulatory capital, while specific valuation allowances for loan losses generally do not qualify as regulatory capital.

         As of June 30, 1997, the Bank had total classified assets of $637,000 of which $616,000 were classified substandard, none were classified doubtful, and $21,000 were classified loss. Furthermore, June 30, 1997, the Bank had no loans designated as special mention.

         Real Estate Owned. Real estate acquired by the Bank as a result of foreclosure or by deed-in- lieu of foreclosure is classified as real estate owned until it is sold. When property is acquired it is recorded at the lower of the cost or fair value less estimated costs to sell.

         Real estate acquired by the Bank as a result of foreclosure or by deed in lieu of foreclosure is classified as foreclosed real estate until such time as it is sold. When foreclosed real estate is acquired, it is recorded at the lower of the unpaid principal balance of the related loan or its fair value. Any additional write-down of foreclosed real estate is charged to the allowance for loan losses if permanent impairment exists.

         The Bank had $29,000 of REO at June 30, 1997, consisting of two residential real estate properties.

         Allowance for Loan Losses and Real Estate Owned. It is management's policy to provide for losses on both specifically identified and unidentified loans in its loan portfolio. A provision for loan losses is charged to operations based on management's evaluation of the potential losses that may be incurred in the Bank's loan portfolio after management has evaluated a number of factors, including, historical experience, the volume and type of lending conducted by the Bank, industry standards, the amount of non-performing assets, current general economic conditions as they relate to the Bank's loan portfolio and other factors related to the collectibility of the Bank's loan portfolio. Such evaluation, which includes a review of all loans of which full collectibility of interest and principal may not be reasonably assured, considers, among other matters, the estimated net realizable value of the underlying collateral. During the years ended June 30, 1997 and 1996, the Bank charged $24,000 to the provision for losses on loans.

         When foreclosed real estate is acquired, it is recorded at the lower of
(a) cost or (b) fair value less estimated costs to sell. Valuations are periodically performed by management and subsequent charges to income are taken when it is determined that the carrying value of the property exceeds the fair value less estimated costs to sell.

         Management will continue to review the entire loan portfolio to determine the extent, if any, to which further additional loan loss provisions may be deemed necessary. There can be no assurance that the allowance for loan losses will be adequate to cover losses which may in fact be realized in the future and that additional provisions for possible loan losses will not be required.

         Analysis of the Allowance for Loan Losses. The following table sets forth information with respect to the Bank's allowance for loan losses at the dates indicated:

                                                                                   At June 30,
                                                                      -----------------------------------
                                                                            1997                 1996
                                                                      ------------            -----------

Total loans outstanding.......................................          $   32,199             $ 33,341
                                                                            ======              =======
Average loans outstanding.....................................          $   32,294             $ 30,956
                                                                            ======              =======
Allowance balances (at beginning of period)...................          $      227             $    208
Provision:
  Real estate.................................................                  24                   24
  Consumer....................................................                  --                   --
Charge-offs:
  Real estate.................................................                  --                   --
  Consumer....................................................                  (1)                  (6)
Recoveries:
  Real estate.................................................                  --                   --
  Consumer....................................................                   1                    1
                                                                          --------              -------
Allowance balance (at end of period)..........................           $     251             $    227
                                                                          ========              =======
Allowance for loan losses as a percent of                                     0.78%                0.68%
  total loans outstanding.....................................
Net loans charged off as a percent of
  average loans outstanding...................................                  --                (0.02)%


         The distribution of the Bank's allowance for loan losses at the dates indicated are summarized as follows:

                                                                         At June 30,
                                       ------------------------------------------------------------------------------
                                                        1997                                     1996
                                       --------------------------------------   -------------------------------------
                                                              Percent of                               Percent of
                                                             Loans in Each                            Loans in Each
                                                              Category to                              Category to
                                            Amount            Total Loans            Amount            Total Loans
                                            ------            -----------            ------            -----------
                                                                   (Dollars in Thousands)

Residential real estate ............      $   170                93.25               $ 131                  91.56%
Commercial real estate..............           --                 3.61                  15                   5.25
Consumer............................           81                 3.14                  81                   3.19
                                           ------               ------                ----                 ------
Total...............................      $   251               100.00%              $ 227                 100.00%
                                           ======               ======                ====                 ======




Mortgage-Backed Securities and Investment Activities

         Mortgage-Backed Securities Portfolio. At June 30, 1997, the carrying value of mortgage-backed securities totaled $6.1 million, or 13.7%, of total assets which consisted of Federal Home Loan Mortgage Corporation ("FHLMC"), Federal National Mortgage Association ("FNMA") and Government Mutual Mortgage Association ("GNMA") pass through securities and collateralized mortgage obligations. The market value of such securities totaled approximately $6.1 million at June 30, 1997.

         Mortgage-backed securities represent a participation interest in a pool of mortgages, the principal and interest payments on which are passed from the mortgage originators, through intermediaries (generally quasi-governmental agencies) that pool and repackage the participation interests in the form of securities, to investors such as the Bank. Such quasi-governmental agencies guarantee the payment of principal and interest to investors. The underlying pool of mortgages can be composed of either fixed rate mortgages or ARM loans. Mortgage-backed securities are generally referred to as mortgage participation certificates or pass-through certificates. As a result, the interest rate risk characteristics of the underlying pool of mortgages, i.e., fixed rate or adjustable rate, as well as prepayment risk, are passed on to the certificate holder. The life of a mortgage-backed pass-through security is equal to the life of the underlying mortgages.

         At June 30, 1997, the Bank had two collateralized mortgage obligations ("CMOs") totalling $215,000, secured by GNMA certificates. These variable rate CMOs had an original cost of $1.6 million but much of the principal has been paid off due to the early prepayments of the underlying mortgages.

         The following table sets forth the carrying value of the Bank's fixed rate and variable rate mortgage-backed securities at the dates indicated.

                                                                            At June 30,
                                                                 -------------------------------
                                                                     1997                1996
                                                                 -----------           ---------
                                                                       (In Thousands)
Mortgage-backed securities:
  Fixed..............................................             $   2,970             $  3,743
  Variable...........................................                 3,153                3,723
                                                                   --------              -------
Total mortgage-backed securities.....................             $   6,123             $  7,466
                                                                   ========              =======




         Investment Portfolio. The following table sets forth the carrying value of the Bank's investment securities and FHLB stock at the dates indicated. At June 30, 1997, the market value of the Bank's investment securities portfolio was approximately $6.1 million.

                                                                             At June 30,
                                                                 ----------------------------------
                                                                    1997                      1996
                                                                 ---------                  -------
                                                                            (In Thousands)
  U.S. Government agency securities..................            $   2,299                  $ 2,797
  Municipal bonds....................................                  526                      897
  FHLB stock.........................................                  361                      359
  Certificate of deposit.............................                  100                       --
  Interest-bearing deposits in other financial
    institutions.....................................                2,804                      627
                                                                  --------                   ------
    Total investment securities......................            $   6,090                  $ 4,680
                                                                  ========                   ======


Investment  Portfolio  Maturities.   The  following  table  sets  forth  certain
information   regarding  the  carrying  values,   weighted  average  yields  and
maturities of the Bank's investment portfolio at June 30, 1997.

                                                                 As of June 30, 1997
                             ------------------------------------------------------------------------------------------------------
                             One Year or Less  One to Five Years Five to Ten Years  More Than Ten Years Total Investment Securities
                             ----------------- ----------------- ------------------ ------------------- -------------------------

                              Carrying Average Carrying  Average  Carrying  Average  Carrying  Average Carrying  Average   Market
                                Value   Yield    Value    Yield     Value    Yield     Value    Yield   Value     Yield     Value
                               ------- ------- -------   -------   -------  -------   -------  ------- -------   -------   ------
                                                                                                     (Dollars in Thousands)
U.S. Government agency
  securities ................ $    --    --%    $2,049      6.64%  $   250    7.00%    $   --     --%  $ 2,299      6.68% $ 2,284
Obligations of states and
  political subdivisions ....      --    --        526      4.22        --      --         --     --       526      4.22      527
Mortgage-backed securities ..      --    --        604      6.11        --      --      5,519   7.20     6,123      7.09    6,105
Interest-bearing deposits in
  other financial
  institutions...............   2,804  5.41         --        --        --      --         --     --     2,804      5.41    2,804
Certificate of Deposit ......     100  5.61         --        --        --      --         --     --       100      5.61      100
FHLB Stock (1) ..............     361  6.76         --        --        --      --         --     --       361      6.76      361
                               ------  ----      -----      ----    ------    ----      -----   ----    ------      ----   ------
  Total ..................... $ 3,265  5.57     $3,179      6.14%$     250    7.00%    $5,519   7.20%  $12,213      6.48% $12,181
                               ======  ====      =====      ====    ======    ====      =====   ====    ======      ====   ======

---------------
(1)      Recorded at cost.

Sources of Funds

         General. Deposits are the major source of the Bank's funds for lending and other investment purposes. In addition to deposits, Peoples Savings derives funds from amortization and prepayment of loans, maturities of investment securities and operations. Scheduled loan principal repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general interest rates and market conditions. Borrowings may be used on a short-term basis to compensate for reductions in the availability of funds from other sources or on a longer term basis for general business purposes.

         Deposits. Consumer and commercial deposits are attracted principally from within the Bank's primary market area through the offering of a broad selection of deposit instruments including NOW, passbook savings, money market deposit, term certificate accounts and individual retirement accounts. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. The Bank regularly evaluates the internal cost of funds, surveys rates offered by competing institutions, reviews the Bank's cash flow requirements for lending and liquidity and executes rate changes when deemed appropriate. The Bank does not obtain funds through brokers, nor does it actively solicit funds outside of the Commonwealth of Pennsylvania.

         Jumbo certificates of deposit with principal amounts of $100,000 or more constituted $2.7 million, or 7.6% of the Bank's total deposit portfolio at June 30, 1997. The Bank's jumbo deposits include deposits from various business entities, individuals and local governments and authorities. See "--Jumbo Certificates of Deposit."

         Deposits in the Bank as of June 30, 1997 were represented by various types of savings programs described below.

                                                                                                      Balance as of
                                                                                  Minimum               June 30,       Percentage of
Category                  Term                         Interest Rate(1)       Balance Amount              1997        Total Deposits
--------                  ----                         ----------------       --------------              ----        --------------
                                                                                                     (In Thousands)
Now Accounts              None                                2.25%                   $200             $ 3,354            9.57%
Regular Savings           None                                2.50                      50               5,232           14.93
Money Market Accounts     None                                  (2)                     (2)              1,631            4.66

Certificates of Deposit:

Fixed Term, Fixed Rate    6 months                           5.10%                     500               2,711            7.74
Fixed Term, Fixed Rate    12 months                      5.20% - 5.45%                 500               3,396            9.69
Fixed Term, Fixed Rate    18 months                      5.25% - 5.50%                 500               2,227            6.36
Fixed Term, Fixed Rate    30 months                      5.30% - 5.55%                 500               4,066           11.61
Fixed Term, Fixed Rate    36 months                      5.65% - 5.90%                 500               1,147            3.27
Fixed Term, Fixed Rate    48 months                      5.70% - 5.95%                 500                 767            2.19
Fixed Term, Fixed Rate    60 months                      6.10% - 6.35%                 500               7,475           21.34
Fixed Term, Fixed Rate    96 months                          8.00%                     500                 293            0.84
Jumbo Certificates                                                                 100,000               2,677            7.64
                                                                                                        ------         -------
                                                                                                        34,976           99.84
                          Accrued interest on deposits                                                      56            0.16
                                                                                                        ------         -------
                          Total                                                                        $35,032          100.00%
                                                                                                        ======          ======

----------------------
(1)      Interest rates as of June 30, 1997.
(2)      Under $1,000: 2.75%; over $1,000: 3.00%


         The following table sets forth the amount and maturities of time deposits at June 30, 1997.


                                                                                                      After
                                  June 30,             June 30,              June 30,                June 30,
Interest Rate                       1998                 1999                  2000                    2001            Total
-------------                      ------               ------                ------                  ------          ------
                                                                       (Dollars in Thousands)

2.00 - 4.00%................... $      86              $     --               $    --                $    --        $      86
4.01 - 6.00%...................    11,666                 3,135                 1,002                  1,524           17,327
6.01 - 8.00%...................     2,516                   320                 2,685                  1,825            7,346
                                  -------              --------                ------                 ------          -------
  Total                          $ 14,268              $  3,455               $ 3,687                $ 3,349        $  24,759
                                  =======               =======                ======                 ======          =======

Accrued Interest on
  certificate accounts.........                                                                                            27

  Total                                                                                                             $  24,786
                                                                                                                      =======

         The following table indicates the amount of the Bank's certificates of deposit of $100,000 or more by time remaining until maturity as of June 30, 1997.


                                                              Certificates
                                                              of Deposits
                                                              -----------
     Maturity Period                                         (In Thousands)

     Within three months............................            $    555
     Three through six months.......................                 309
     Six through twelve months......................                 747
     Over twelve months.............................               1,066
                                                                 -------
                                                                $  2,677
                                                                ========



         Borrowings. Deposits are the primary source of funds of the Bank's lending and investment activities and for its general business purposes. The Bank may obtain advances from the FHLB of Pittsburgh to supplement its supply of lendable funds, although the Bank has not generally utilized this funding source. Advances from the FHLB of Pittsburgh would typically be secured by a pledge of the Bank's stock in the FHLB of Pittsburgh and a portion of the Bank's first mortgage loans and certain other assets. The Bank, if the need arises, may also access the Federal Reserve Bank discount window to supplement its supply of lendable funds and to meet deposit withdrawal requirements. At June 30, 1997, Peoples Savings had $500,000 in advances outstanding from the FHLB of Pittsburgh.

         The following table presents information regarding FHLB advances as of June 30:

                                                                    1997                  1996
                                                             ------------------   -------------------
                                                                           (In Thousands)
FHLB Advances:
   Ending Balance.........................................              $500                  $   --
   Average balance during the year........................               931                     250
   Maximum month-end balance during the year..............             1,550                     500
   Average interest rate during the year..................             5.59%                   6.80%
   Weighted average rate at year end......................             5.75%                      --


         Personnel. As of June 30, 1997 the Bank had 13 full-time and 3 part-time employees. None of the Bank's employees are represented by a collective bargaining group. The Bank believes its relationship with its employees to be good.

Regulation

         Set forth below is a brief description of certain laws which relate to the regulation and supervision of the Bank and the Corporation. The description does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.

Regulation of the Corporation

         General. The Corporation, as a bank holding company, is subject to regulation and supervision by the Board of Governors of the Federal Reserve System ("FRB") and by the Pennsylvania Department (the "Department"). This regulation is generally intended to ensure that the Corporation limits its activities to those allowed by law and that it operates in a safe and sound manner without endangering the financial health of its subsidiary banks. The Corporation will be required to file annually a report of its operations with, and is subject to examination by, the FRB and the Department.

         BHCA Activities and Other Limitations. The Bank Holding Company Act of 1956, as amended ("BHCA"), prohibits a bank holding company from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any bank, or increasing such ownership or control of any bank, without prior approval of the FRB. In determining whether to authorize a bank holding company (or a company that will become a bank holding company) to acquire control of a bank, the FRB takes into consideration the financial and managerial resources of the bank holding company, as well as those of the bank to be acquired, and considers whether the acquisition is likely to have anti-competitive effects or other adverse effects. The BHCA also generally prohibits a bank holding company from acquiring any bank located outside of the state in which the operations of the existing bank subsidiaries of the bank holding company are principally conducted unless specifically authorized by applicable state law. No approval under the BHCA is required, however, for a bank holding company already owning or controlling 50% or more of the voting shares of a bank to acquire additional shares of such bank.

         The BHCA also prohibits a bank holding company, with certain exceptions, from acquiring more than 5% of the voting shares of any company that is not a bank and from engaging in any business other than banking or managing or controlling banks. Under the BHCA, the FRB is authorized to approve the ownership of shares by a bank holding company in any company, the activities of which the FRB has determined to be so closely related to banking or to managing or controlling banks as to be a proper incident thereto. In making such determinations, the FRB is required to weigh expected benefits to the public, such as greater convenience, increased competition or gains in efficiency, against the possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices.

         The FRB has by regulation determined that certain activities are closely related to banking within the meaning of the BHCA. These activities include those of operating a mortgage company, a finance company, a credit card company, a factoring company, a trust company or a savings association; performing certain data processing operations; providing limited securities brokerage services; acting as an investment or financial advisor; leasing personal property on a full-payout (and, to a limited extent, less than full-payout), non-operating basis; providing tax planning and preparation services; operating a collection agency; and providing certain courier services. The FRB also has determined that certain other activities, including real estate brokerage and syndication, land development, property management and underwriting of life insurance not related to credit transactions, are not closely related to banking and a proper incident thereto.

         Regulatory Capital Requirements. The FRB has adopted capital adequacy guidelines pursuant to which it assesses the adequacy of capital in examining and supervising a bank holding company and in analyzing applications to it under the BHCA. The FRB capital adequacy guidelines generally require bank holding companies to maintain total capital equal to 8% of total risk-adjusted assets, with at least one-half of that amount consisting of Tier I or core capital and up to one-half of that amount consisting of Tier II or supplementary capital. Tier I capital for bank holding companies generally consists of the sum of common stockholders' equity and perpetual preferred stock (subject in the case of the latter to limitations on the kind and amount of such preferred stock which may be included as Tier I capital), less goodwill. Tier II capital generally consists of hybrid capital instruments; perpetual preferred stock which is not eligible to be included as Tier I capital; term subordinated debt and intermediate-term preferred stock; and, subject to limitations, general allowances for loan losses. Assets are adjusted under the risk- based guidelines to take into account different risk characteristics, with the categories ranging from 0% (requiring no additional capital) for assets such as cash to 100% for the bulk of assets which are typically held by a bank holding company, including multi-family residential and commercial real estate loans, commercial business loans and consumer loans. Single-family residential first mortgage loans which are not 90 days or more past-due or non-performing and which have been made in accordance with prudent underwriting standards are assigned a 50% level in the risk-weighing system, as are certain privately- issued mortgage-backed securities representing indirect ownership loans. Off-balance sheet items also are adjusted to take into account certain risk characteristics. The FRB has indicated that bank holding companies anticipating significant growth will be expected to maintain capital ratios in excess of the required minimums.

         In addition to the risk-based capital requirements, the FRB requires bank holding companies to maintain a minimum leverage capital ratio of Tier I capital to total assets of 3.0%. Total assets for this purpose does not include goodwill and any other intangible assets and investments that the FRB determines should be deducted from Tier I capital. The FRB has announced that the 3.0% Tier I leverage capital ratio requirement is the minimum for the top-rated bank holding companies without any supervisory, financial or operational weaknesses or deficiencies or those which are not experiencing or anticipating significant growth. Other bank holding companies will be expected to maintain Tier I leverage capital ratios of at least 4.0% to 5.0% or more, depending on their overall condition.

         At  June  30,  1997,  the   Corporation  was  in  compliance  with  the
above-described FRB regulatory capital requirements.

         Commitments to Affiliated Depository Institutions. Under FRB policy, the Corporation will be expected to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances when it might not do so absent such policy. The enforceability and precise scope of this policy is unclear, however, in light of recent judicial precedent, however, should the Bank require the support of additional capital resources, it should be anticipated that Corporation will be required to respond with any such resources available to it.

         Federal Securities Law. The Corporation is subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Securities Exchange Act of 1934, as amended ("Exchange Act"). Furthermore, shares owned by an affiliate of the Corporation are subject to the resale restrictions of Rule 144 under the Securities Act of 1993, as amended.

Regulation of the Bank

         General. As a Pennsylvania chartered, SAIF-insured savings bank, Peoples Savings is subject to extensive regulation and examination by the Department, the FDIC, which insures its deposits to the maximum extent permitted by law, and to a much less or extent, by the FRB. The federal and state laws and regulations which are applicable to banks regulate, among other things, the scope of their business, their investments, the reserves required to be kept against deposits, the timing of the availability of deposited funds and the nature and amount of and collateral for certain loans. The laws and regulations governing the Bank generally have been promulgated to protect depositors and not for the purpose of protecting stockholders. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulation, whether by the Department, the FDIC or the United States Congress could have a material adverse impact on the Corporation, the Bank and their operations.

         Pennsylvania Savings Bank Law. The Pennsylvania Banking Code ("Banking Code") contains detailed provisions governing the organization, location of offices, rights and responsibilities of trustees, officers, employees and members, as well as corporate powers, savings and investment operations and other aspects of the Bank and its affairs. The Banking Code delegates extensive rule-making power and administrative discretion to the Department so that the supervision and regulation of state chartered associations may be flexible and readily responsive to changes in economic conditions and in savings and lending practices.

         One of the purposes of the Banking Code is to provide savings banks with the opportunity to be fully competitive with each other and with other financial institutions existing under other state, federal and foreign laws. To this end, the Banking Code provides state-chartered savings banks with all of the powers enjoyed by federal savings and loan associations, subject to regulation by the Department. The Federal Deposit Insurance Corporation Act ("FDIA"), however, prohibits state chartered institutions from making new investments, loans, or becoming involved in activities as principal and equity investments which are not permitted for national banks unless (1) the FDIC determines the activity or investment does not pose a significant risk of loss to the SAIF and (2) the savings bank meets the fully phased-in capital requirements. Accordingly, the ability of the Banking Code to provide additional operating authority to the Bank is limited by the FDIA.

         Interstate Acquisitions. The Commonwealth of Pennsylvania has enacted legislation regarding the acquisition of commercial banks, bank holding companies, savings banks and savings and loan associations located in Pennsylvania by institutions located outside of Pennsylvania. The statute dealing with savings institutions authorizes (i) a savings bank, savings and loan association or holding company thereof located in another state (a "foreign institution") to acquire the voting stock of, merge or consolidate with, or purchase assets and assume liabilities of, a Pennsylvania-chartered savings bank and (ii) the establishment of branches in Pennsylvania by foreign institutions, in each case subject to certain conditions including (A) reciprocal legislation in the state in which the foreign institution seeking entry into Pennsylvania is located permitting comparable entry by Pennsylvania savings institutions and (B) approval by the Department. Pennsylvania law also provides for nationwide branching by Pennsylvania- chartered savings banks and savings and loan associations, subject to the Department's approval and certain other conditions.

         On September 29, 1994, the United States Congress enacted the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking Law"), which amended various federal banking laws to provide for nationwide interstate banking, interstate bank mergers and interstate branching. The Interstate Banking Law will allow, effective September 29, 1995, the acquisition by a bank holding company of a bank located in another state.

         Interstate bank mergers and branch purchase and assumption transactions will be allowed effective June 1, 1997, however, states may "opt-out" of the merger and purchase and assumption provisions by enacting laws that specifically prohibit such interstate transactions. States may, in the alternative, enact legislation to allow interstate merger and purchase and assumption transactions prior to June 1, 1997.

Pursuant to the Interstate Banking Law, states may also enact legislation to allow for de novo interstate branching by out of state banks.

         Pennsylvania has enacted "opt-in" legislation authorizing full interstate branching for state-chartered financial institutions prior to June 1, 1997. This legislation allows out-of-state banks to branch into Pennsylvania either by buying an existing bank or converting it into a branch or by setting up a de novo branch. The law requires reciprocity from the other state until June 1, 1997. The legislation also allows state-chartered banks the same rights as federally chartered banks to branch into other states that allow interstate branching.

         Insurance of Deposit Accounts. The Bank's deposit accounts are insured by the SAIF to a maximum of $100,000 for each insured member (as defined by law and regulation). The FDIC has the authority, should it initiate proceedings to terminate an institution's deposit insurance, to suspend the insurance of any such institution without tangible capital. However, if a savings association has positive capital when it includes qualifying intangible assets, the FDIC cannot suspend deposit insurance unless capital declines materially, the institution fails to enter into and remain in compliance with an approved capital plan or the institution is operating in an unsafe or unsound manner.

         Regardless of an institution's capital level, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the institution's primary regulator. The FDIC may also prohibit an insured depository institution from engaging in any activity the FDIC determines to pose a serious threat to the SAIF. The management of the Bank is unaware of any practice, condition, or violation that might lead to termination of its deposit insurance.

         Effective September 30, 1996, federal law was revised to mandate a one-time special assessment on SAIF members such as the Bank of approximately
 .657% of deposits held on March 31, 1995. The Bank recorded a $235,000 pre-tax expense for this assessment at September 30, 1996, and such assessment was paid on November 12, 1996. Beginning January 1, 1997, deposit insurance assessments for a significant portion of SAIF members are expected to be reduced to approximately .064% of deposits on an annual basis through the end of 1999. During this same period, BIF members are expected to be assessed approximately 0.013% of deposits. Thereafter, assessments for BIF and SAIF members should be the same and the SAIF and BIF may be merged. It is expected that these continuing assessments for both SAIF and BIF members will be used to repay outstanding Financing Corporation bond obligations.

         Regulatory Capital Requirements. The FDIC has promulgated regulations and adopted a statement of policy prescribing the capital adequacy requirements for state-chartered banks, some of which, like the Bank, are not members of the Federal Reserve System. At June 30, 1997, the Bank exceeded all regulatory capital requirements and is classified as "well capitalized."

         The FDIC's capital regulations establish a minimum 3.0% Tier I leverage capital requirement for the most highly-rated state-chartered, non-member banks, with an additional cushion of at least 100 to 200 basis points for all other state-chartered, non-member banks, which effectively will increase the minimum Tier I leverage ratio for such other banks to 4.0% to 5.0% or more. Under the FDIC's regulation, the highest-rated banks are those that the FDIC determines are not anticipating or experiencing significant growth and have well diversified risk, including no undue interest rate risk exposure, excellent asset quality, high liquidity, good earnings and, in general, which are considered a strong banking organization, rated composite 1 under the Uniform Financial Institutions Rating System. Leverage or core capital is defined as the sum of common stockholders' equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, and minority interests in consolidated subsidiaries, minus all intangible assets other than certain qualifying supervisory goodwill, and certain purchased mortgage servicing rights and purchased credit and relationships.

         The FDIC also requires that savings banks meet a risk-based capital standard. The risk-based capital standard for savings banks requires the maintenance of total capital (which is defined as Tier I capital and supplementary (Tier 2) capital) to risk weighted assets of 8%. In determining the amount of risk-weighted assets, all assets, plus certain off balance sheet assets, are multiplied by a risk-weight of 0% to 100%, based on the risks the FDIC believes are inherent in the type of asset or item.

         The components of Tier I capital are equivalent to those discussed above under the 3% leverage standard. The components of supplementary (Tier 2) capital include certain perpetual preferred stock, certain mandatory convertible securities, certain subordinated debt and intermediate preferred stock and general allowances for loan and lease losses. Allowance for loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of capital counted toward supplementary capital cannot exceed 100% of core capital.

         A bank which has less than the minimum leverage capital requirement is subject to various capital plan and activities restriction requirements. The FDIC's regulation also provides that any insured depository institution with a ratio of Tier I capital to total assets that is less than 2.0% is deemed to be operating in an unsafe or unsound condition pursuant to Section 8(a) of the FDIA and could be subject to potential termination of deposit insurance.

         The Bank is also subject to more stringent Department guidelines. Although not adopted in regulation form, the Department utilizes capital standards requiring a minimum of 6.5% leverage capital and 10% risk-based capital. The components of leverage and risk-based capital are substantially the same as those defined by the FDIC.

         The Bank was in compliance in both the FDIC and Pennsylvania capital requirements at June 30, 1997.

         Community Reinvestment. Under the Community Reinvestment Act ("CRA"), as implemented by FDIC regulations, a savings association has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the FDIC, in connection with its examination of a savings bank, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution, and to provide a written evaluation of an institution's CRA performance utilizing a four tiered descriptive rating system in lieu. The Bank received a "satisfactory" rating in its last CRA examination in May 31, 1994.

         Transactions With Affiliates. Generally, restrictions on transactions with affiliates require that transactions between a savings association or its subsidiaries and its affiliates be on terms as favorable to the Bank as transactions with non-affiliates. In addition, certain of these transactions are restricted to a percentage of the Bank's capital. Affiliates of the Bank include the Holding Company and any company which would be under common control with the Bank.

         The Bank's authority to extend credit to executive officers, directors and 10% shareholders, as well as entities such persons control are currently governed by Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O promulgated by the Federal Reserve Board. Among other things, these regulations require such loans to be made on terms substantially similar to those offered to unaffiliated individuals, place limits on the amount of loans the Bank may make to such persons based, in part, on the Bank's capital position, and require certain approval procedures to be followed.

         Federal  Home  Loan  Bank  System.  The Bank is a member of the FHLB of
Pittsburgh, which is one of 12 regional FHLBs that administers the home financing credit function of savings associations. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the Board of Directors of the FHLB.

         As a member, the Bank is required to purchase and maintain stock in the FHLB of Pittsburgh in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year. At June 30, 1997, the Bank had $361,000 in FHLB stock, which was in compliance with this requirement.

         As a result of the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA"), the FHLBs are required to provide funds for the resolution of troubled savings associations and to contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment in low and moderate income housing projects. These contributions have adversely affected the level of FHLB dividends paid and could continue to do so in the future. For the year ended June 30, 1997, dividends paid by the FHLB of Pittsburgh to the Bank totalled approximately $23,000.

         Federal Reserve System. The FRB requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts) and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the FRB may be used to satisfy the liquidity requirements that are imposed by the Department. At June 30, 1997, the Bank met its reserve requirements.

         Savings associations have authority to borrow from the Federal Reserve Bank "discount window," but Federal Reserve policy generally requires savings associations to exhaust all sources before borrowing from the Federal Reserve System. The Bank had no discount window borrowings at June 30, 1997.

Subsidiary and Joint Venture Activity

         In January 1994, the Corporation acquired all of the capital stock of the Bank, a Pennsylvania- chartered stock savings bank. As of June 30, 1997, the net book value of the Corporation's investment in the Bank amounted to $8.3 million.

Item 2.  Description of Property.
---------------------------------

         (a) Properties.

         The Company owns no real property but utilizes the main office of the Bank. The Bank operates from its office located in Ridgway, Pennsylvania, and two additional offices located in Brookville and DuBois, Pennsylvania. The Bank owns its offices in Ridgway and Brookville. The Bank holds a lease for the DuBois branch office through December 31, 1997, with an option to renew for an additional one-year period.

         At June 30, 1997, the Bank had a total investment in its land, buildings and improvements, and fixtures, furniture and equipment of $515,000, less accumulated depreciation of $455,000, or a net carrying value of $60,000.

         The Bank owns various bookkeeping and accounting equipment and is on-line with an outside data processing company, Fiserv, Inc. See Note 7 of the Notes to Consolidated Financial Statements.

         (b) Investment Policies.

         See "Item 1. Business" above for a general description of the Bank's investment policies and any regulatory or Board of Directors' percentage of assets limitations regarding certain investments. All of the Bank's investment policies are reviewed and approved by the Board of Directors of the Bank, and such policies, subject to regulatory restrictions (if any), can be changed without a vote of stockholders. The Bank's investments are primarily acquired to produce income, and to a lesser extent, possible capital gain.

         (1)  Investments in Real Estate or Interests in Real Estate.  See "Item
1. Business -- Lending Activities," "Item 1. Business -- Regulation of the Bank," and "Item 2. Description of Property. (a) Properties" above.

         (2) Investments in Real Estate Mortgages. See "Item 1. Business -- Lending Activities" and "Item 1. Business -- Regulation of the Bank."

         (3) Investments in Securities of or Interests in Persons Primarily Engaged in Real Estate Activities. See "Item 1. Business -- Lending Activities," "Item 1. Business -- Regulation of the Bank," and "Item 1. Business -- Subsidiary Activity."

         (c)  Description of Real Estate and Operating Data.

         Not Applicable.

Item 3.  Legal Proceedings
--------------------------

         Neither the Corporation nor the Bank are engaged in any legal proceedings of a material nature at the present time.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

         Not applicable.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters
-----------------------------------------------------------------

         The information contained under the section captioned "Stock Market Information" on page 2 of the Corporation's Annual Report is incorporated herein by reference.

Item 6.  Management's Discussion and Analysis or Plan of Operation
------------------------------------------------------------------

         The information is contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 4 of the Annual Report and is incorporated herein by reference.

Item 7.  Financial Statements
-----------------------------

         The Corporation's consolidated financial statements as listed in Item 14 herein are incorporated herein by reference.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
--------------------------------------------------------------------------------

         Not applicable.


                                    PART III

Item 9.  Directors and Executive Officers of the Registrant
-----------------------------------------------------------

         The information regarding executive officers and directors of the Corporation contained under the section(s) captioned "Section 16(a) Beneficial Ownership Reporting Compliance" and "Information With Respect to Nominees for Director; Directors Whose Terms Continue and Executive Officers" on pages 4-7 of the Corporation's definitive proxy statement for Corporation's 1997 Annual Meeting of Stockholders filed with the Securities and Exchange Commission ("SEC") on September 25, 1997 (the "Proxy Statement") is incorporated herein by reference.

Item 10.  Executive Compensation
--------------------------------

         The information contained under the section captioned "Management Remuneration and Other Information - Executive Compensation" on pages 9 to 11 in the Proxy Statement is incorporated herein by reference.

Item 11.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

         (a)      Security Ownership of Certain Beneficial Owners

                  Information required by this item is incorporated herein by reference to the Section captioned "Voting Securities and Principal Holders Thereof" on pages 2 and 3 of the Proxy Statement.

         (b)      Security Ownership of Management

                  Information required by this item is incorporated herein by reference to the section captioned "Information with Respect to Nominees for Director; Directors Whose Terms Continue and Executive Officers" on pages 4 to 5 of the Proxy Statement.

         (c) Management of the Corporation knows of no arrangements, including any pledge by any person of securities of the Corporation, the operation of which may at a subsequent date result in a change in control of the registrant.

Item 12.  Certain Relationships and Related Transactions
--------------------------------------------------------

         The  information  required  by this  item  is  incorporated  herein  by
reference  to  the  section   captioned   "Management   Remuneration  and  Other
Information -- Certain Transactions With Management and
Others" on page 12 of the Proxy Statement.

Item 13.  Exhibits, List and Reports on Form 8-K
------------------------------------------------

          1.      Independent Auditors' Report*

          2.      Peoples Savings Financial Corporation*

                  (a) Consolidated Statements of Financial Condition at June 30, 1997 and 1996

                  (b) Consolidated Statements of Income for each of the years in the two-year period ended June 30, 1997

                  (c) Consolidated Statements of Stockholders' Equity for each of the years in the two-year period ended June 30, 1997

                  (d) Consolidated Statements of Cash Flows for each of the years in the two-year period ended June 30, 1997

                  (e)      Notes to Consolidated Financial Statements

          3.      Exhibits

                  3.1 Articles of Incorporation of Peoples Savings Financial Corporation**

                  3.2      Bylaws of Peoples Savings Financial Corporation**

                  4        Specimen Stock Certificate**

                  10.1     1993 Stock Option Plan**

                  10.2     Management Stock Bonus Plan and Trust Agreement**

                  10.3     Employment Agreement with Glenn R. Pentz, Jr.***

                  13 Annual Report to Stockholders for Fiscal Year Ended June 30, 1997

                  21 Subsidiaries of the Corporation (See "Item 1. Description of Business - Subsidiary and Joint Venture Activity.")

                  27 Financial Data Schedule (included in electronic filing only)

          4. Not applicable.

----------------
*    Incorporated herein by reference to the Corporation's Annual Report.
** Incorporated herein by reference from the Exhibits to the Registration Statement on Form S-1 of the Corporation (File No. 33-69266) initially filed with the SEC on September 22, 1993.
*** Incorporated herein by reference from the Exhibits to the Corporation's Annual Report on Form 10-KSB for the year ended June 30, 1995.

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 PEOPLES SAVINGS FINANCIAL CORPORATION


Date:  September 18, 1997        By:  /s/Norbert J. Pontzer
                                      ---------------------
                                      Norbert J. Pontzer
                                      President, Chief Executive Officer
                                      and Chairman of the Board
                                      (Duly Authorized Representative)

          Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:/s/Norbert J. Pontzer                          By: /s/Glenn R. Pentz, Jr.
    Norbert J. Pontzer                                Glenn R. Pentz, Jr.
    President, Chief Executive Officer and            Chief Financial Officer, Treasurer
    Chairman of the Board                             and Secretary
    (Principal Executive Officer)                     Principal Accounting Officer)

Date:  September 18, 1997                         Date: September 18, 1997


By:/s/William L. Murnaghan                        By: /s/Roger M. Hasselman
    William L. Murnaghan                              Roger M. Hasselman
    Director                                          Director

Date:  September 18, 1997                         Date: September 18, 1997


By:/s/Carl W. Gamarino                            By: /s/Paul A. Brazinski
   Carl W. Gamarino                                   Paul A. Brazinski
   Director                                           Director

Date:  September 18, 1997                         Date:  September 18, 1997


By:/s/Jane P. Weilacher
   Jane P. Weilacher
   Director

Date:  September 18, 1997
