Form 10QSB
period 1997-09-30
PEOPLES SAVINGS FINANCIAL CORP /PA/
filed 1997-11-13
CIK 912861

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.   20552

                                   FORM 10-QSB

[ X ] QUARTERLY REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

      For the quarterly period ended September 30, 1997

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT


            For the transition period from           to
                                          ---------    -----------

                         Commission File Number 0 - 22812
                         --------------------------------

                       Peoples Savings Financial Corporation
                       -------------------------------------
               (Exact name of registrant as specified in its charter)

       Pennsylvania                                   25-1720517
-------------------------------             --------------------------------
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

      Class:  Common Stock, par value $.10 per share
      Outstanding at November 4, 1997:  442,516

                   PEOPLES SAVINGS FINANCIAL CORPORATION

                                   INDEX


                                                                   Page
                                                                  Number
                                                                  ------


PART I  -  FINANCIAL INFORMATION

   Item 1.  Financial Statements
            Consolidated Balance Sheet (Unaudited)
            as of September 30, 1997 and June 30, 1997               3

            Consolidated Statement of Income (Unaudited)
            for the Three Months ended September 30, 1997 and 1996   4

            Consolidated Statement of Cash Flows (Unaudited)
            for the Three Months ended September 30, 1997 and 1996   5

            Notes to Unaudited Consolidated Financial Statements     6

  Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results of Operations          7 - 9

PART II  -  OTHER INFORMATION

  Item 1.   Legal Proceedings                                        10
  Item 2.   Changes in Securities                                    10
  Item 3.   Default Upon Senior Securities                           10
  Item 4.   Submissions of Matters to a Vote of Security Holder      10
  Item 5.   Other Information                                        10
  Item 6.   Exhibits and Reports on Form 8 - K                       10

SIGNATURES                                                           11

                   PEOPLES SAVINGS FINANCIAL CORPORATION
                   CONSOLIDATED BALANCE SHEET (UNAUDITED)

                                                     September 30,  June 30,
                                                         1997         1997
                                                     -----------  -----------
ASSETS
Cash and due from banks                              $   107,428  $   116,612
Interest-bearing deposits with other
  institutions                                         1,429,229    2,904,240
Investment securities (market value of $3,352,612
  and $2,811,553)                                      3,349,306    2,824,595
Mortgage-backed securities (market value of
  $5,889,186 and $6,104,940)                           5,860,694    6,123,442
Loans receivable (net of allowance for loan
  losses of $253,903 and $250,865)                    32,420,247   31,947,791
Accrued interest receivable                              241,316      290,147
Premises and equipment                                    57,894       60,407
Federal Home Loan Bank stock, at cost                    361,100      361,100
Other assets                                             163,957      206,248
                                                     -----------  -----------

  TOTAL ASSETS                                       $43,991,171  $44,834,582
                                                     ===========  ===========

LIABILITIES
Deposits accounts                                    $34,600,023  $34,975,539
Advances from Federal Home Loan Bank                           -      500,000
Accrued interest payable and other liabilities           153,608      174,869
                                                     -----------  -----------
      TOTAL LIABILITIES                               34,753,631   35,650,408
                                                     -----------  -----------

STOCKHOLDERS' EQUITY
Preferred stock, no par value, 1,000,000 shares
  authorized; none outstanding                                -            -
Common stock, $.10 par value; 2,000,000 authorized,
  452,966 issued                                         45,297       45,297
Additional paid-in capital                            4,293,803    4,275,914
Retained earnings-substantially restricted            5,348,079    5,338,997
Unearned shares held by Employee Stock Ownership Plan  (199,171)    (214,241)
Unearned shares held by Management Stock Bonus Plan     (56,605)     (67,930)
Treasury stock (10,450 shares, at cost)                (193,863)    (193,863)
                                                    -----------  -----------
      TOTAL STOCKHOLDERS' EQUITY                      9,237,540    9,184,174
                                                    -----------  -----------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $43,991,171  $44,834,582
                                                    ===========  ===========


See accompanying notes to the unaudited consolidated financial statements.

                   PEOPLES SAVINGS FINANCIAL CORPORATION
                CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)


                                             Three Months Ended September 30,
                                                      1997           1996
                                                -------------   -------------
INTEREST INCOME
  Loans                                         $     664,614   $     670,534
  Mortgage-backed securities                          102,953         116,813
  Investment securities:
    Taxable                                            45,456          61,691
    Exempt from federal income tax                      5,403           9,134
  Interest-bearing deposits with other
    institutions                                       36,252           9,876
                                                -------------   -------------
      Total interest income                           854,678         868,048
                                                -------------   -------------

INTEREST EXPENSE
  Deposits                                            420,159         423,145
  Other                                                 7,267           7,959
                                                -------------   -------------
      Total interest expense                          427,426         431,104
                                                -------------   -------------

NET INTEREST INCOME                                   427,252         436,944

Provision for loan losses                               9,000           6,000
                                                -------------   -------------

NET INTEREST INCOME AFTER PROVISION FOR
  LOAN LOSSES                                         418,252         430,944
                                                -------------   -------------

NONINTEREST INCOME
  Service charges on deposit accounts                   5,833           7,172
  Other income                                          7,179           5,374
                                                -------------   -------------
      Total noninterest income                         13,012          12,546
                                                -------------   -------------

NONINTEREST EXPENSE
  Compensation and employee benefits                  135,612         125,443
  Occupancy and equipment                              14,093          14,822
  Deposit insurance premiums                            5,566         255,747
  Professional fees                                    20,100          19,260
  Data processing charges                              26,278          25,215
  Other expenses                                       56,682          59,690
                                                -------------   -------------
      Total noninterest expense                       258,331         500,177
                                                -------------   -------------

  Income before income taxes                          172,933         (56,687)
  Income taxes                                         58,200         (24,182)
                                                -------------   -------------

NET INCOME                                      $     114,733   $     (32,505)
                                                =============   =============

EARNINGS PER SHARE
  Primary                                       $        0.26   $        0.07
  Fully Diluted                                          0.26            0.07

AVERAGE SHARES OUTSTANDING
  Primary                                             448,842         444,827
  Fully Diluted                                       448,842         444,949


See accompanying notes to the unaudited consolidated financial statements.

                   PEOPLES SAVINGS FINANCIAL CORPORATION
              CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)


                                             Three Months Ended September 30,
                                                    1997             1996
                                                -------------   -------------
OPERATING ACTIVITIES
Net income                                      $     114,733   $     (32,505)
Adjustments to reconcile net income to
  net cash provided by operating activities:
  Provision for loan losses                             9,000           6,000
  Provision for depreciation                            1,755           3,129
  Amortization of discounts and premiums                 (140)          7,340
  Decrease in accrued interest
    receivable                                         48,831           7,126
  Decrease in accrued interest payable                 18,999          (1,183)
  Amortization of ESOP and MSBP unearned
    compensation                                       44,284          32,770
  Increase in Federal Deposit Insurance Premiums             -         234,747
  Other, net                                          (19,402)        (81,966)
                                                -------------   -------------
    Net cash provided by operating activities         218,060         175,458
                                                -------------   -------------

INVESTING ACTIVITIES
  Proceeds from the maturities of investment
    securities                                        250,000         190,000
  Purchases of investment securities                 (774,570)       (500,000)
  Principal repayments on mortgage-backed
    securities                                        258,394         407,631
  Purchases of mortgage-backed securities                   -        (250,000)
  Increase in loans receivable, net                  (477,103)       (214,802)
  Purchases of premises and equipment                  (2,855)           (806)
                                                -------------   -------------
      Net cash provided by (used for)
        investing activities                       (1,246,134)       (117,977)
                                                -------------   -------------

FINANCING ACTIVITIES
  Increase (decrease) in deposits, net               (375,516)       (523,392)
  Decrease in advance from FHLB                      (500,000)      1,300,000
  Cash dividends                                      (84,218)              -
                                                -------------   -------------
      Net cash provided by (used for)
          financing activities                       (959,734)        776,608
                                                -------------   -------------

      Increase (decrease) in cash and
          cash equivalents                         (1,484,195)        834,089

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR      3,020,852         742,344
                                                -------------   -------------

CASH AND CASH EQUIVALENTS AT END OF YEAR        $   1,536,657   $   1,576,433
                                                =============   =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the period for:
    Interest on deposits and borrowings         $     446,424   $     432,287
    Income taxes                                        1,166          44,792


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

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                           FINANCIAL CONDITION
                           -------------------

Total assets at September 30, 1997 of $43,991,000, decreased by approximately $844,000, or 1.88%, from the $44,835,000 reported at June 30, 1997. There was a decline in interest bearing deposits of $1,475,000 and mortgage-backed securities of $263,000 which was offset by increases in investment securities and loans of approximately $525,000 and $473,000, respectively.

The decrease in interest-bearing deposits was primarily due to the repayment of an advance from the Federal Home Loan Bank of $500,000 and purchases of U.S. Government agency securities of $775,000. Principal repayments on mortgage-backed securities are typically used to supplement loan demand in periods of relatively modest growth. Currently, the Company has relatively significant commitments to fund loans as a direct result of the economic health of the Bank's market area and the competitive pricing of the Bank's loan products.

Deposits declined by $376,000 or 1.1%, and resulted primarily from a decrease of $277,000 in NOW accounts with smaller decreases in other deposit type accounts. The decrease experienced in these deposit instruments reflects the impact of promotional campaigns extended by competitors within the Company's market areas.

Equity capital increased by $53,000 for the three months ended September 30, 1997, as a result of net income of $115,000 and recognition of shares in the Management Stock Bonus Plan and the Employee Stock Ownership Plan amounting to $44,000. Cash dividends paid of approximately $84,000 reduced the impact of these other events.

Management monitors risk-based capital and leverage capital ratios in order to assess compliance with regulatory guidelines. At September 30, 1997, the Savings Bank exceeded the 8.00% minimum risk-based capital requirement and the leveraged capital ratio of 3.00% of tangible assets.

                          RESULTS OF OPERATION
                          --------------------

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
----------------------------------------------------------------

Net interest income for the three months ended September 30, 1997 experienced a slight decrease of $10,000 or 2.2% compared to the same period ended 1996 as decreases in volume resulted in gross interest income outpacing decreases in gross interest expense. Changes within the Savings Bank's asset mix have resulted in a 1.5% decrease in gross interest income. The majority of the decline impacted interest on investment and mortgage-backed securities of $16,000 and $14,000, respectively; however, this decrease was offset by a $26,000 increase in interest on interest-bearing deposits with other institutions. At the same time, gross interest expense remained relatively stable with only a nominal decline of $4,000. Although there was an increase in the cost of funds for this period of 7 basis points, this was negated by a decrease in the average balances of savings deposits and short-term borrowings of $608,000 and $275,000, respectively.

The provision for loan losses increased by $3,000 to $9,000 for 1997 compared to $6,000 for 1996. Management's continuing evaluation of the loan portfolio, giving consideration to historical experience, the volume and type of lending conducted, the volume of nonperforming assets, the local economic conditions and standard practice within the industry, indicates the allowance for loan losses is adequate.

Noninterest income is typically made up of service fees on deposit accounts. These service charges on deposit accounts remained relatively constant during the period. Management believes its fees are competitive with similar fees charged by other institutions in its market area.

-----------------------------------------------------------------------

Total noninterest expense decreased $242,000 over the prior year emanating from a one-time charge in 1996 of approximately $235,000 to recapitalize the SAIF as required by federal law. Noninterest expense is primarily made up of employee compensation and benefits, occupancy and furniture expense, data processing charges, and other noninterest expenses. Absent this SAIF charge, in total, noninterest expenses for 1997 remained relatively unchanged compared to 1996. This is the result of management's efforts to minimize increases in overhead to maintain overall profitability.

There was a increase in income tax expense of $82,000 for 1997 due to an increase in pretax income of $230,000 primarily as a result of the SAIF assessment in 1996.

LIQUIDITY AND CASH FLOWS
------------------------

To ensure that the Savings Bank can satisfy customer credit needs for current and future commitments and deposit withdrawal requirements, the Savings Bank manages the liquidity position by ensuring that there are adequate short-term funding sources available for those needs. Liquid assets consists of cash and due from banks and investment securities maturing in one year or less. The following table shows these liquidity sources at September 30, 1997 and June 30, 1997:


                                                  September 30,    June 30
                                                      1997          1997
                                                     --------    --------
                                                    (dollars in thousands)

Cash and due from banks                              $    107    $    117
Interest-bearing deposits with other institutions       1,429       2,904
Investment securities maturing in one year or less      3,349       2,825
                                                     --------    --------

      Total liquid assets                            $  4,885    $  5,846
                                                     ========    ========

      As a percent of total assets                       11.3%       13.0%

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

------------------------------------

As of September 30, 1997, the Savings Bank had $1,655,000 in outstanding mortgage and construction loan commitments. Management believes that it has adequate sources to meet the actual funding requirements.

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


                                                  September 30,   June 30
                                                      1997         1997
                                                     --------    --------
                                                    (dollars in thousands)

Loans on nonaccrual basis                           $    691     $   846
Loans past due 90 days or more                             7           -
Renegotiated loans                                         -           -
                                                     --------    --------

Total nonperforming loans                                698         846
                                                     --------    --------
Other real estate                                         29          29
Repossessed assets                                         -           -
                                                     --------    --------

Total nonperforming assets                           $   727     $   875
                                                     ========    ========

Nonperforming loans as a percent of total loans         2.1%        2.6%
                                                     =======     =======

Nonperforming assets as a percent of total assets       1.7%        2.0%
                                                     =======     =======

During the three month period ended September 30, 1997, loans increased $472,000 and nonperforming loans decreased $148,000 while the allowance for loan losses increased $9,000 for the same period. The percentage of the allowance for loan losses to loans outstanding increased .1% to .8% during this time period. The increase in loans on a nonaccrual basis is primarily made up of one to four family residential mortgages. The collateral requirements on such loans reduce the risk of potential losses to an acceptable level in management's opinion.

Management believes the level of the allowance for loan losses at September 30, 1997 is sufficient; however, there can be no assurance that the current allowance for loan losses will be adequate to absorb all future loan losses. The relationship between the allowance for loan losses and outstanding loans is a function of the credit quality and known risk attributed to the loan portfolio. The on-going loan review program and credit approval process is used to determine the adequacy of the allowance for loan losses.

Other real estate owned remained unchanged over the three month period. In management's opinion, collateral exists with sufficient value to generate the proceeds necessary to reduce the risk of potential loss on these properties to an acceptable level.

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




                               Peoples Savings Financial Corporation


Date: November   , 1997      By:/s/ Glenn R. Pentz, Jr.
                                -----------------------------------------
                                Glenn R. Pentz, Jr.
                                Chief Financial Officer, Treasurer and
                                  Secretary
                                (Principal Executive and Financial Officer)