Form 10QSB
period 1997-12-31
PEOPLES SAVINGS FINANCIAL CORP /PA/
filed 1998-02-13
CIK 912861

                   UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.   20552

                                     FORM 10 - QSB

[ X ] QUARTERLY REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

      For the quarterly period ended December 31, 1997

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

      Class:  Common Stock, par value $.10 per share
      Outstanding at February 9, 1998:  442,516

                   PEOPLES SAVINGS FINANCIAL CORPORATION

                                   INDEX




                                                                   Page
                                                                  Number
                                                                  ------


PART I  -  FINANCIAL INFORMATION

   Item 1.  Financial Statements

            Consolidated Balance Sheet (Unaudited)
            as of December 31, 1997 and June 30, 1997                   3

            Consolidated Statement of Income (Unaudited)
            for the Six Months ended December 31, 1997 and 1996         4

            Consolidated Statement of Income (Unaudited)
            for the Three Months ended December 31, 1997 and 1996       5

            Consolidated Statement of Cash Flows (Unaudited)
            for the Six Months ended December 31, 1997 and 1996         6

            Notes to Unaudited Consolidated Financial Statements        7

  Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results of Operations             8 - 12

PART II  -  OTHER INFORMATION

  Item 1.   Legal Proceedings                                          13
  Item 2.   Changes in Securities                                      13
  Item 3.   Default Upon Senior Securities                             13
  Item 4.   Submissions of Matters to a Vote of Security Holder        13
  Item 5.   Other Information                                          13
  Item 6.   Exhibits and Reports on Form 8 - K                         13

SIGNATURES                                                             14

                   PEOPLES SAVINGS FINANCIAL CORPORATION
                   CONSOLIDATED BALANCE SHEET (UNAUDITED)

                                                     December 31,   June 30,
                                                         1997         1997
                                                     -----------  -----------
ASSETS
Cash and due from banks                              $   118,796  $   116,612
Interest-bearing deposits with other
  institutions                                         1,816,305    2,904,240
Investment securities (market value of $3,598,770
  and $2,811,553)                                      3,594,715    2,824,595
Mortgage-backed securities (market value of
  $5,393,897 and $6,104,940)                           5,550,852    6,123,442
Loans receivable (net of allowance for loan
  losses of $255,680 and $250,865)                    32,541,143   31,947,791
Accrued interest receivable                              268,257      290,147
Premises and equipment                                    56,579       60,407
Federal Home Loan Bank stock, at cost                    361,100      361,100
Other assets                                             182,146      206,248
                                                     -----------  -----------

  TOTAL ASSETS                                       $44,489,893  $44,834,582
                                                     ===========  ===========

LIABILITIES
Deposits accounts                                    $35,088,963  $34,975,539
Advances from Federal Home Loan Bank                           -      500,000
Accrued interest payable and other liabilities           130,891      174,869
                                                     -----------  -----------
      TOTAL LIABILITIES                               35,219,854   35,650,408
                                                     -----------  -----------

STOCKHOLDERS' EQUITY
Preferred stock, no par value, 1,000,000 shares
  authorized; none outstanding                                -            -
Common stock, $.10 par value; 2,000,000 authorized,
  452,966 issued                                         45,297       45,297
Additional paid-in capital                            4,308,987    4,275,914
Retained earnings-substantially restricted            5,346,145    5,338,997
Unearned shares held by Employee Stock Ownership Plan  (191,247)    (214,241)
Unearned shares held by Management Stock Bonus Plan     (45,280)     (67,930)
Treasury stock (10,450 shares, at cost)                (193,863)    (193,863)
                                                    -----------  -----------
      TOTAL STOCKHOLDERS' EQUITY                      9,270,039    9,184,174
                                                    -----------  -----------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $44,489,893  $44,834,582
                                                    ===========  ===========


See accompanying notes to the unaudited consolidated financial statements.

                   PEOPLES SAVINGS FINANCIAL CORPORATION
                CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

                                                 Six Months Ended December 31,
                                                      1997           1996
                                                -------------   -------------
INTEREST INCOME
  Loans                                         $   1,334,754   $   1,341,234
  Mortgage-backed securities                          195,961         242,349
  Investment securities:
    Taxable                                            98,329         125,298
    Exempt from federal income tax                     10,836          15,887
  Interest-bearing deposits with other
    institutions                                       55,010          22,563
                                                -------------   -------------
      Total interest income                         1,694,890       1,747,331
                                                -------------   -------------

INTEREST EXPENSE
  Deposits                                            837,722         834,428
  Other                                                 7,267          25,990
                                                -------------   -------------
      Total interest expense                          844,989         860,418
                                                -------------   -------------

NET INTEREST INCOME                                   849,901         886,913

Provision for loan losses                              18,000          12,000
                                                -------------   -------------

NET INTEREST INCOME AFTER PROVISION FOR
  LOAN LOSSES                                         831,901         874,913
                                                -------------   -------------

NONINTEREST INCOME
  Service charges on deposit accounts                  11,741          15,934
  Other income                                          9,269           8,064
                                                -------------   -------------
      Total noninterest income                         21,010          23,998
                                                -------------   -------------

NONINTEREST EXPENSE
  Compensation and employee benefits                  254,359         247,926
  Occupancy and equipment                              25,639          26,239
  Deposit insurance premiums                           11,173         276,747
  Professional fees                                    39,150          40,510
  Data processing charges                              52,505          50,902
  Other expenses                                      135,616         124,504
                                                -------------   -------------
      Total noninterest expense                       518,442         766,828
                                                -------------   -------------

  Income before income taxes                          334,469         132,083
  Income taxes                                        116,400           5,897
                                                -------------   -------------

NET INCOME                                      $     218,069   $     126,186
                                                =============   =============

EARNINGS PER SHARE
  Basic                                         $        0.52   $        0.30
  Diluted                                                0.50            0.29


See accompanying notes to the unaudited consolidated financial statements.

                   PEOPLES SAVINGS FINANCIAL CORPORATION
                CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)


                                               Three Months Ended December 31,
                                                      1997           1996
                                                -------------   -------------
INTEREST INCOME
  Loans                                         $     670,140   $     670,700
  Mortgage-backed securities                           93,008         125,536
  Investment securities:
    Taxable                                            52,873          63,607
    Exempt from federal income tax                      5,433           6,753
  Interest-bearing deposits with other
    institutions                                       18,758          12,687
                                                -------------   -------------
      Total interest income                           840,212         879,283
                                                -------------   -------------

INTEREST EXPENSE
  Deposits                                            417,563         423,145
  Other                                                     -          18,031
                                                -------------   -------------
      Total interest expense                          417,563         429,314
                                                -------------   -------------

NET INTEREST INCOME                                   422,649         449,969

Provision for loan losses                               9,000           6,000
                                                -------------   -------------

NET INTEREST INCOME AFTER PROVISION FOR
  LOAN LOSSES                                         413,649         443,969
                                                -------------   -------------

NONINTEREST INCOME
  Service charges on deposit accounts                   5,908           8,762
  Other income                                          2,090           2,690
                                                -------------   -------------
      Total noninterest income                          7,998          11,452
                                                -------------   -------------

NONINTEREST EXPENSE
  Compensation and employee benefits                  118,747         122,483
  Occupancy and equipment                              11,546          11,417
  Deposit insurance premiums                            5,607          21,000
  Professional fees                                    19,050          21,250
  Data processing charges                              26,227          25,687
  Other expenses                                       78,934          64,814
                                                -------------   -------------
      Total noninterest expense                       260,111         266,651
                                                -------------   -------------

  Income before income taxes                          161,536         188,770
  Income taxes                                         58,200          30,079
                                                -------------   -------------

NET INCOME                                      $     103,336   $     158,691
                                                =============   =============

EARNINGS PER SHARE
  Basic                                         $        0.24   $        0.38
  Diluted                                                0.23            0.36


See accompanying notes to the unaudited consolidated financial statements.

                   PEOPLES SAVINGS FINANCIAL CORPORATION
              CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)


                                                Six Months Ended December 31,
                                                    1997             1996
                                                -------------   -------------
OPERATING ACTIVITIES
Net income                                      $     218,069   $     126,186
Adjustments to reconcile net income to
  net cash provided by operating activities:
  Provision for loan losses                            18,000          12,000
  Provision for depreciation                            3,510           6,332
  Amortization of discounts and premiums               (1,493)         13,826
  Decrease (increase) in accrued interest
    receivable                                         21.890         (12,969)
  Increase (decrease) in accrued interest payable      31,801          (9,599)
  Amortization of ESOP and MSBP unearned
    compensation                                       78,717          73,916
  Other, net                                         (123,486)       (163,302)
                                                -------------   -------------
    Net cash provided by operating activities         247,008          46,390
                                                -------------   -------------

INVESTING ACTIVITIES
  Proceeds from the maturities of investment
    securities                                        500,000         250,000
  Purchases of investment securities               (1,270,056)       (500,000)
  Principal repayments on mortgage-backed
    securities                                        562,913         730,119
  Increase in loans receivable, net                  (546,610)        (97,614)
  Purchases of premises and equipment                  (3,295)           (880)
                                                -------------   -------------
      Net cash provided by (used for)
        investing activities                         (757,048)        381,625
                                                -------------   -------------

FINANCING ACTIVITIES
  Increase (decrease) in deposits, net                113,424      (1,602,152)
  Proceeds from advance from FHLB                           -       1,550,000
  Repayment of advance from FHLB                     (500,000)              -
  Cash dividends                                     (189,135)              -
                                                -------------   -------------
      Net cash used for
          financing activities                       (575,711)       (136,182)
                                                -------------   -------------

Increase (decrease)in cash and cash equivalents    (1,085,751)        291,833

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR      3,020,852         742,344
                                                -------------   -------------

CASH AND CASH EQUIVALENTS AT END OF YEAR        $   1,935,101   $   1,034,177
                                                =============   =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the period for:
    Interest on deposits and borrowings         $     876,790   $     870,017
    Income taxes                                       52,966         108,788


See accompanying notes to the unaudited consolidated financial statements.

                   PEOPLES SAVINGS FINANCIAL CORPORATION
            NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION
------------------------------

The consolidated financial statements of Peoples Savings Financial Corporation ("Company") includes its wholly-owned subsidiary Peoples Bank
("Bank").  All significant intercompany items have been eliminated.

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

NOTE 2 - EARNINGS PER SHARE
---------------------------

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128, "Earnings Per Share." This statement redefines the standards for computing earnings per share (EPS) previously found in Accounting Principles Board opinion No. 15, Earnings Per Share. Statement 128 establishes new standards for computing and presenting EPS and requires dual presentation of "basic" and "diluted" EPS on the face of income statement for all entities with complex capital structures. Under Statement 128, basic EPS is to be computed based upon income available to common shareholders and the weighted average number of common shares outstanding for the period. Diluted EPS is to reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. Statement
128 also requires the restatement of all prior-period EPS data presented.

The following table sets forth the computation of basic and diluted earnings per share. There were no convertable securities which would effect the numerator in calculating basic and diluted earnings per share; therefore, net income as presented on the Consolidated Statement of Income (Unaudited) will be used as the numberator. The following tables set forth a reconciliation of the denominator of the basic and diluted earnings per share computation.

                                                 Six Months Ended December 31,
                                                    1997             1996
                                                -------------   -------------
Denominator
    Denominator for basic earnings per
     share - weighted - average shares                422,214         417,886
    Employee stock options                             17,634          17,654
                                                -------------   -------------

    Denominator for diluted earnings per
     share - adjusted weighted - average
     average assumed conversions                      439,848        435,539
                                                =============   =============



                                               Three Months Ended December 31,
                                                    1997             1996
                                                -------------   -------------
Denominator
    Denominmator for basic earnings per
     share - weighted - average shares                423,014         418,686
    Employee stock options                             17,817          17,308
                                                -------------   -------------

    Denominator for diluted earnings per
     share - adjusted weighted - average
     average assumed conversions                      440,830        435,994
                                                =============   =============

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                           FINANCIAL CONDITION
                           -------------------

Total assets at December 31, 1997 of $44,489,000, decreased by approximately $345,000, or .80%, from the $44,835,000 reported at June 30, 1997. There was a decline in interest bearing deposits of $1,088,000 and mortgage-backed securities of $573,000 which was offset by increases experienced in investment securities and loans of approximately $770,000 and $593,000, respectively.

The decrease in interest-bearing deposits was primarily due to the repayment of an advance from the Federal Home Loan Bank of $500,000 and to fund a net increase in investment securities of $770,000. The Company purchased $775,000 in U. S. Government Agency securities and $500,000 in corporate securities while maturities of U. S. Government Agency securities provided $500,000 in funds to be reinvested

Principal repayments on mortgage-backed securities amounted to $562,000 and are typically reinvested in like securities or used to supplement loan demand in periods of loan growth. Currently, the Company has relatively significant commitments to fund loans as a direct result of the economic health of the Company's market area and the competitive pricing, therefore all of the mortgage-backed securities repayments have been used to fund loan products.

Loans continued to experience moderate growth primarily in 1 to 4 family mortgages. The economy in the area has remained stable for several years and the Company competitively prices its products to meet the demands of its market. Management anticipates maintaining continued growth in the loan portfolio in the foreseeable future.

Deposits increased by $113,000 or .3%, and resulted primarily from an increase in time deposit accounts with smaller decreases in other deposit type accounts. The decrease experienced in these deposit instruments reflects the impact of promotional campaigns extended by competitors within the Company's market areas.

Equity capital increased by $86,000 for the six months ended December 31, 1997, as a result of net income of $218,000 and recognition of shares in the Management Stock Bonus Plan and the Employee Stock Ownership Plan amounting to $79,000. Cash dividends declared of approximately $211,000 lessened the impact of these other events.

Management monitors risk-based capital and leverage capital ratios in order to assess compliance with regulatory guidelines. At December 31, 1997, the Company and the Bank exceeded the 8.00% minimum risk-based capital requirement and the leveraged capital ratio of 3.00% of tangible assets.

                          RESULTS OF OPERATION
                          --------------------

COMPARISON OF THE SIX MONTHS ENDED DECEMBER 31, 1997 AND 1996
----------------------------------------------------------------

Net income for the six months ended December 31, 1997 increased by $92,000 compared to the same period in 1996. The increase was primarily made up of a decrease in FDIC insurance of $266,000 offset by a decline in net interest income of $37,000 and an increase in income tax expense of $111,000.

Net interest income for the six months ended December 31, 1997 experienced a decline of $37,000 or 4.2% compared to the same period ended 1996 as decreases in volume and rate on earnings assets resulted in decreases in gross interest income outpacing decreases in gross interest expense.

Changes within the Bank's asset mix have resulted in a 3.0% decrease in gross interest income. The majority of the decline impacted interest on investment and mortgage-backed securities of $32,000 and $46,000, respectively, offset by a $32,000 increase in interest on interest-bearing deposits. The decline in interest on investment securities is the result of investments maturing and being reinvested in lower yielding interest-bearing deposit accounts in anticipation of required loan demand. The overall yield on investment securities, including interest-bearing deposits, declined by 78 basis points (one percent equals 100 basis points) from 6.68% in 1996 to 5.90% in 1997.
The decline in interest on mortgage-backed securities emanates from a decline in average balance of $1.2 million.

At the same time, gross interest expense decline by $15,000. Interest expense on deposits remained relatively constant while interest on FHLB advances declined by $19,000 due to the repayment of those advances during the period.

Management's continuing evaluation of the loan portfolio, giving consideration to historical experience, the volume and type of lending conducted, the volume of nonperforming assets, the local economic conditions and standard practice within the industry, indicates the allowance for loan losses is adequate. Total loans increased by $598,000 during the six months ended December 31, 1997. As a result, the provision for loan losses increased by $6,000 to $18,000 for 1997 compared to $12,000 for 1996.

Noninterest income is typically made up of service fees on deposit accounts and other fee income. These service charges on deposit accounts and other fee income remained relatively constant during the period. Management believes its fees are competitive with similar fees charged by other institutions in its market area.

Total noninterest expense decreased $248,000 over the prior year emanating from a one-time charge of approximately $235,000 to recapitalize the SAIF as required by federal law. Noninterest expense is primarily made up of employee compensation and benefits, occupancy and furniture expense, data processing charges, and other noninterest expenses. Absent this SAIF charge, in total, noninterest expenses for 1997 remained relatively unchanged compared to 1996. This is the result of management's efforts to minimize increases in overhead to maintain overall profitability.

There was a increase in income tax expense of $111,000 for 1997 due to an increase in pretax income of $202,000. The income tax expense in 1996 was lower than normally would be reflected due to the timing of the recognition of SAIF assessment, as well as other expenses during the period.

COMPARISON OF THE THREE MONTHS ENDED DECEMBER 31, 1997 AND 1996
----------------------------------------------------------------

Net income for the three months ended December 31, 1997 decreased by $55,000 or 34.9% compared to the same period ended 1996.

Net interest income for the three months ended December 31, 1997 experienced a decline of $27,000 or 6.1% compared to the same period ended 1996. As noted above, changes within the Bank's asset mix have resulted in a 4.4% decreases
in gross interest income.   The majority of the decline impacted interest on
investment and mortgage-backed securities of $11,000 and $33,000, respectively, offset by a $6,000 increase in interest on interest-bearing deposits. These fluctuations have been discussed in greater detail above.

Management's continuing evaluation of the loan portfolio, giving consideration to historical experience, the volume and type of lending conducted, the volume of nonperforming assets, the local economic conditions and standard practice within the industry, indicates the allowance for loan losses is adequate. As a result, the provision for loan losses increased by $3,000 to $9,000 for 1997 compared to $6,000 for 1996.

Noninterest income is typically made up of service fees on deposit accounts. These service charges on deposit accounts remained relatively constant during the period. Management believes its fees are competitive with similar fees charged by other institutions in its market area.

There was a increase in income tax expense of $28,000 for 1997. Tax expense incurred in 1996 was effected by the timing of the recognition of SAIF assessment, as well as other expenses.

LIQUIDITY AND CASH FLOWS
------------------------

To ensure that the Bank can satisfy customer credit needs for current and future commitments and deposit withdrawal requirements, the Bank manages the liquidity position by ensuring that there are adequate short-term funding sources available for those needs. Liquid assets consists of cash and due from banks and investment securities maturing in one year or less. The following table shows these liquidity sources at December 31, 1997 and June 30, 1997:


                                                   December 31,    June 30
                                                      1997          1997
                                                     --------    --------
                                                    (dollars in thousands)

Cash and due from banks                              $    119    $    117
Interest-bearing deposits with other institutions       1,816       2,904
Investment securities maturing in one year or less      3,099       2,825
                                                     --------    --------

      Total liquid assets                            $  5,034    $  5,846
                                                     ========    ========

      As a percent of total assets                       11.2%       13.0%

The Bank's primary sources of funds are deposits, amortization and prepayment of loans, maturities of investment securities, and funds provided from operations. While scheduled loan repayments are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. In addition, the Bank invests excess funds in overnight deposits which provide liquidity to meet lending requirements.

The Bank has other sources of liquidity if a need for additional funds arises. Additional sources of funds include Federal Home Loan Bank ("FHLB") of Pittsburgh advances and the ability to borrow against mortgage-backed and other securities.

As of December 31, 1997, the Bank had $1.2 million in outstanding mortgage and
construction loan commitments.   Management believes that it has adequate
sources to meet the actual funding requirements.

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


                                                   December 30,   June 30
                                                      1997         1997
                                                     --------    --------
                                                    (dollars in thousands)

Loans on nonaccrual basis                           $    725     $   846
Loans past due 90 days or more                            11           -
Renegotiated loans                                         -           -
                                                     --------    --------

Total nonperforming loans                                736         846
                                                     --------    --------
Other real estate                                         54          29
Repossessed assets                                         -           -
                                                     --------    --------

Total nonperforming assets                           $   790     $   875
                                                     ========    ========

Nonperforming loans as a percent of total loans         2.3%        2.6%
                                                     =======     =======

Nonperforming assets as a percent of total assets       1.8%        2.0%
                                                     =======     =======

During the six month period ended December 31, 1997, loans increased $598,000 and nonperforming loans decreased $110,000 while the allowance for loan losses increased $5,000 for the same period. The percentage of the allowance for loan losses to loans outstanding increased .1% to .8% during this time period. There was a decrease in loans on a nonaccrual basis which consists primarily of one to four family residential mortgages. The collateral requirements on such loans reduce the risk of potential losses to an acceptable level in management's opinion.

Management believes the level of the allowance for loan losses at December 31, 1997 is sufficient; however, there can be no assurance that the current allowance for loan losses will be adequate to absorb all future loan losses. The relationship between the allowance for loan losses and outstanding loans is a function of the credit quality and known risk attributed to the loan portfolio. The on-going loan review program and credit approval process is used to determine the adequacy of the allowance for loan losses.

Other real estate owned increased by $28,000 over the six month period. In management's opinion, collateral exists with sufficient value to generate the proceeds necessary to reduce the risk of potential loss on these properties to an acceptable level.

A great deal of information has been disseminated about the global computer crash that may occur in the year 2000. Many computer programs that can only distinguish the final two digits of the year entered ( common programming practice in earlier years) are expected to read entries for the year 2000 as the year 1900 and compute payment, interest, or delinquency based on the wrong date or are expected to unable the compute payment, interest, or delinquency. Rapid and accurate data processing is essential to our operations. Data processing is also essential to most other financial institutions and many other companies.

All of our material data processing that could be affected by this problem is provided by a third party service bureau. Our service bureaus has advised us that it expects to resolve this potential problem before the year 2000. However, if this potential problem is not resolved before the year 2000, we would likely experience significant data processing delays, mistakes, or failures. The delays, mistakes, or failures could have a significant adverse impact on our financial condition and our results of operations.

PART II - OTHER INFORMATION

Item 1 - Legal proceedings

         NONE

Item 2 - Changes in securities

         NONE

Item 3 - Defaults upon senior securities

         NONE

Item 4 - Submission of matters to a vote of security holders


  (a) The Corporation's annual meeting of shareholders was held on October 23, 1997.
  (b) The following directors were elected to a three year term expiring in 2000: Norbert J. Pontzer and William L. Murnaghan.
  (c) Shareholders ratified the appointment of S.R. Snodgrass, A.C. as independent certified public accountants to audit the consolidated financial statements of the Corporation for the 1997 fiscal year.

  The results of the votes from the annual meeting were as follows:

                                           For      Against
                                        ---------  ---------

        Norbert J. Pontzer                365,015      4,302
        William L. Murnaghan              365,350      3,967

  Other directors of the Corporation consist of Jane Weilacher (term expiring in 1999), Roger Hasselman (term expiring in 1999), Carl Gamarino (term expiring in 1998), and Paul Brazinski (term expiring in 1998).

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