Form 10QSB
period 1998-03-31
PEOPLES SAVINGS FINANCIAL CORP /PA/
filed 1998-05-15
CIK 912861

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20552

                                FORM 10-QSB

[ X ] QUARTERLY REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

      For the quarterly period ended March 31, 1998

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT


             For the transition period from             to
                                            -----------    -----------


                         Commission File Number 0-22812
                         --------------------------------

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

                                    (814) 773-3195
                                   -----------------
                 (Registrant's telephone number, including area code)

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

      Class:  Common Stock, par value $.10 per share
      Outstanding at April 22, 1998:  442,516

                   PEOPLES SAVINGS FINANCIAL CORPORATION

                                   INDEX




                                                                   Page
                                                                  Number
                                                                  ------


PART I  -   FINANCIAL INFORMATION

   Item 1.  Financial Statements

            Consolidated Balance Sheet (Unaudited)
            as of March 31, 1998 and June 30, 1997                   3

            Consolidated Statement of Income (Unaudited)
            for the Nine Months ended March 31, 1998 and 1997        4

            Consolidated Statement of Income (Unaudited)
            for the Three Months ended March 31, 1998 and 1997       5

            Consolidated Statement of Cash Flows (Unaudited)
            for the Nine Months ended March 31, 1998 and 1997        6

            Notes to Unaudited Consolidated Financial Statements     7

  Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results of Operations          8 - 12

PART II  -  OTHER INFORMATION

  Item 1.   Legal Proceedings                                       13
  Item 2.   Changes in Securities                                   13
  Item 3.   Default Upon Senior Securities                          13
  Item 4.   Submissions of Matters to a Vote of Security Holder     13
  Item 5.   Other Information                                       13
  Item 6.   Exhibits and Reports on Form 8-K                        13

SIGNATURES                                                          14

                   PEOPLES SAVINGS FINANCIAL CORPORATION
                   CONSOLIDATED BALANCE SHEET (UNAUDITED)

                                                       March 31,    June 30,
                                                         1998         1997
                                                     -----------  -----------
ASSETS
Cash and due from banks                              $   118,432  $   116,612
Interest-bearing deposits with other
  institutions                                         4,319,080    2,904,240
Investment securities (market value of $2,080,564
  and $2,811,553)                                      2,075,323    2,824,595
Mortgage-backed securities (market value of
  $5,365,238 and $6,104,940)                           5,327,833    6,123,442
Loans receivable (net of allowance for loan
  losses of $263,792 and $250,865)                    32,449,684   31,947,791
Accrued interest receivable                              222,972      290,147
Premises and equipment                                    56,544       60,407
Federal Home Loan Bank stock, at cost                    361,100      361,100
Other assets                                             148,639      206,248
                                                     -----------  -----------

  TOTAL ASSETS                                       $45,079,607  $44,834,582
                                                     ===========  ===========

LIABILITIES
Deposits accounts                                    $35,626,133  $34,975,539
Advances from Federal Home Loan Bank                           -      500,000
Accrued interest payable and other liabilities           140,105      174,869
                                                     -----------  -----------
      TOTAL LIABILITIES                               35,766,238   35,650,408
                                                     -----------  -----------

STOCKHOLDERS' EQUITY
Preferred stock, no par value, 1,000,000 shares
  authorized; none outstanding                                -            -
Common stock, $.10 par value; 2,000,000 authorized,
  452,966 issued                                         45,297       45,297
Additional paid-in capital                            4,326,019    4,275,914
Retained earnings-substantially restricted            5,349,256    5,338,997
Unearned shares held by Employee Stock Ownership Plan  (179,385)    (214,241)
Unearned shares held by Management Stock Bonus Plan     (33,955)     (67,930)
Treasury stock (10,450 shares, at cost)                (193,863)    (193,863)
                                                    -----------  -----------
      TOTAL STOCKHOLDERS' EQUITY                      9,313,369    9,184,174
                                                    -----------  -----------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $45,079,607  $44,834,582
                                                    ===========  ===========


See accompanying notes to the unaudited consolidated financial statements.

                   PEOPLES SAVINGS FINANCIAL CORPORATION
                CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

                                                 Nine Months Ended March 31,
                                                      1998           1997
                                                -------------   -------------
INTEREST INCOME
  Loans                                         $   2,015,737   $   1,994,670
  Mortgage-backed securities                          287,165         349,367
  Investment securities:
    Taxable                                           145,685         190,333
    Exempt from federal income tax                     16,151          21,203
  Interest-bearing deposits with other
    institutions                                       88,923          37,344
                                                -------------   -------------
      Total interest income                         2,553,661       2,592,917
                                                -------------   -------------

INTEREST EXPENSE
  Deposits                                          1,255,907       1,230,489
  Other                                                 7,267          45,325
                                                -------------   -------------
      Total interest expense                        1,263,174       1,275,814
                                                -------------   -------------

NET INTEREST INCOME                                 1,290,487       1,317,103

Provision for loan losses                              26,750          18,000
                                                -------------   -------------

NET INTEREST INCOME AFTER PROVISION FOR
  LOAN LOSSES                                       1,263,737       1,299,103
                                                -------------   -------------

NONINTEREST INCOME
  Service charges on deposit accounts                  16,912          23,097
  Other income                                         13,049          11,755
                                                -------------   -------------
      Total noninterest income                         29,961          34,852
                                                -------------   -------------

NONINTEREST EXPENSE
  Compensation and employee benefits                  368,182         368,896
  Occupancy and equipment                              40,282          37,369
  Deposit insurance premiums                           12,000         260,830
  Professional fees                                    89,062          61,560
  Data processing charges                              79,680          77,664
  Other expenses                                      204,224         193,586
                                                -------------   -------------
      Total noninterest expense                       793,430         999,905
                                                -------------   -------------

  Income before income taxes                          500,268         334,050
  Income taxes                                        174,366         122,897
                                                -------------   -------------

NET INCOME                                      $     325,902   $     211,153
                                                =============   =============

EARNINGS PER SHARE
  Basic                                         $        0.77   $        0.50
  Diluted                                                0.74            0.48


See accompanying notes to the unaudited consolidated financial statements.

                   PEOPLES SAVINGS FINANCIAL CORPORATION
                CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)


                                                 Three Months Ended March 31,
                                                      1998           1997
                                                -------------   -------------
INTEREST INCOME
  Loans                                         $     680,983   $     653,436
  Mortgage-backed securities                           91,204         107,018
  Investment securities:
    Taxable                                            47,356          65,035
    Exempt from federal income tax                      5,315           5,316
  Interest-bearing deposits with other
    institutions                                       33,913          14,781
                                                -------------   -------------
      Total interest income                           858,771         845,586
                                                -------------   -------------

INTEREST EXPENSE
  Deposits                                            418,185         396,061
  Other                                                     -          19,335
                                                -------------   -------------
      Total interest expense                          418,185         415,396
                                                -------------   -------------

NET INTEREST INCOME                                   440,586         430,190

Provision for loan losses                               8,750           6,000
                                                -------------   -------------

NET INTEREST INCOME AFTER PROVISION FOR
  LOAN LOSSES                                         431,836         424,190
                                                -------------   -------------

NONINTEREST INCOME
  Service charges on deposit accounts                   5,171           7,163
  Other income                                          3,780           3,691
                                                -------------   -------------
      Total noninterest income                          8,951          10,854
                                                -------------   -------------

NONINTEREST EXPENSE
  Compensation and employee benefits                  113,823         120,970
  Occupancy and equipment                              14,643          11,130
  Deposit insurance premiums                              827         (15,917)
  Professional fees                                    49,912          21,050
  Data processing charges                              27,175          26,762
  Other expenses                                       68,608          69,082
                                                -------------   -------------
      Total noninterest expense                       274,988         233,077
                                                -------------   -------------

  Income before income taxes                          165,799         201,967
  Income taxes                                         57,966         117,000
                                                -------------   -------------

NET INCOME                                      $     107,833   $      84,967
                                                =============   =============

EARNINGS PER SHARE
  Basic                                         $        0.25   $        0.20
  Diluted                                                0.24            0.19


See accompanying notes to the unaudited consolidated financial statements.

                   PEOPLES SAVINGS FINANCIAL CORPORATION
              CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)


                                                 Nine Months Ended March 31,
                                                    1998             1997
                                                -------------   -------------
OPERATING ACTIVITIES
Net income                                      $     325,902   $     211,153
Adjustments to reconcile net income to
  net cash provided by operating activities:
  Provision for loan losses                            26,750          18,000
  Provision for depreciation                            5,165           9,461
  Amortization of discounts and premiums                7,277          14,086
  Decrease (increase) in accrued interest
    receivable                                         61,175          (8,221)
  Increase (decrease) in accrued interest payable      21,425          (2,637)
  Amortization of ESOP and MSBP unearned
    compensation                                      111,342         115,825
  Other, net                                          (26,845)       (139,284)
                                                -------------   -------------
    Net cash provided by operating activities         549,031         218,383
                                                -------------   -------------

INVESTING ACTIVITIES
  Proceeds from the maturities of investment
    securities                                      2,520,486         370,000
  Purchases of investment securities               (1,769,744)       (752,200)
  Principal repayments on mortgage-backed
    securities                                        782,509       1,034,676
  Increase in loans receivable, net                  (524,290)        458,611
  Increase in Federal Home Loan Bank stock                  -          (2,200)
Purchases of premises and equipment                    (4,915)           (880)
                                                -------------   -------------
    Net cash provided by
       investing activities                         1,004,046       1,108,007
                                                -------------   -------------

FINANCING ACTIVITIES
  Increase (decrease) in deposits, net                650,594      (1,015,309)
  Proceeds from advance from FHLB                           -         500,000
  Repayment of advance from FHLB                     (500,000)              -
  Cash dividends                                     (287,011)        (84,030)
                                                -------------   -------------
    Net cash used for
       financing activities                          (136,417)       (599,339)
                                                -------------   -------------

Increase in cash and cash equivalents               1,416,660         727,051

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD    3,020,852         742,344
                                                -------------   -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD      $   4,437,512   $   1,469,395
                                                =============   =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the period for:
    Interest on deposits and borrowings         $   1,284,599   $   1,278,451
    Income taxes                                      100,667         170,822


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

These statements should be read in conjunction with the consolidated statements as of and for the year ended June 30, 1997 and related notes which are included on the Form 10-KSB (file no. 0-22812)

NOTE 2 - EARNINGS PER SHARE
---------------------------

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

The following table sets forth the computation of basic and diluted earnings per share. There were no convertible securities which would effect the numerator in calculating basic and diluted earnings per share; therefore, net income as presented on the Consolidated Statement of Income (Unaudited) will be used as the numerator. The following tables set forth a reconciliation of the denominator of the basic and diluted earnings per share computation.

                                                 Nine Months Ended March 31,
                                                    1998             1997
                                                -------------   -------------
Denominator
    Denominator for basic earnings per
     share - weighted-average shares                  422,600         418,276
    Employee stock options                             17,652          17,413
                                                -------------   -------------

    Denominator for diluted earnings per
     share - adjusted weighted-average
     average assumed conversions                      440,252         435,690
                                                =============   =============



                                                 Three Months Ended March 31,
                                                    1998             1997
                                                -------------   -------------
Denominator
    Denominator for basic earnings per
     share - weighted-average shares                  424,190         419,652
    Employee stock options                             17,694          16,898
                                                -------------   -------------

    Denominator for diluted earnings per
     share - adjusted weighted-average
     average assumed conversions                      441,884         436,550
                                                =============   =============

NOTE 3 - OTHER MATTERS

On April 7, 1998, the Board of Directors of the Company approved, and the Company then signed, a merger agreement pursuant to which the Company will be merged into Emclaire Financial Corporation. The merger is subject to the receipt of approval of the stockholders of the Company and Emclaire and the receipt of regulatory approval. Because provisions of the Company's Articles of Incorporation impose restrictions on the ability of the Company to engage in the merger, the Articles must also be amended in order for the merger to proceed. The approval of the amendment of the Articles requires the affirmative vote of 80% of the issued and outstanding shares.

The agreement provides that the merger consideration of $26.00 per share shall be paid either in stock of Emclaire or in cash. Shareholders of the company will have the right to express a preference for cash or stock, but the overall consideration payable, including amounts paid on account of outstanding options, shall be 55% in stock and 45% in cash. The merger will be accounted for as a purchase. Assuming the receipt of all required approvals, the merger is expected to be consummated during the third quarter of calendar 1998.

NOTE 4 - PENDING ACCOUNTING PRONOUNCEMENTS

In July 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." Statement No. 130 is effective for fiscal years beginning after December 15, 1997. This statement establishes standards for reporting and presentation of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. It requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is presented with the same prominence as other financial statements. Statement No. 130 requires that companies
(i) classify items of other comprehensive income by their nature in a financial statement and (ii) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the statement of financial condition. Reclassification of financial statements for earlier periods provided for comprehensive purposes is required.

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                           FINANCIAL CONDITION
                           -------------------

Total assets at March 31, 1998 of $45,080,000, increased by approximately $245,000, or .55%, from the $44,835,000 reported at June 30, 1997. There were increases in interest bearing deposits of $1,415,000 and loans of $502,000, while declines occurred in mortgage-backed securities of $796,000 and investment securities of $749,000.

Interest-bearing deposits increased from $2,904,000 at June 30, 1997 to $4,319,000 at March 31, 1998 primarily due to an increase in deposits of $651,000, the maturity of investment securities near the period end, and the repayment of mortgage-backed securities.

Investment securities declined $749,000, or 26.5% from $2,825,000 at June 30, 1997 to $2,075,000 at March 31, 1998. This decline was primarily due to maturities of $2,025,000 of U.S. Government Agency securities while management opted to replace only $1,275,000 of such securities with similar maturities and yields. These funds were used to repay an advance from the Federal Home Loan Bank for $500,000.

Mortgage-backed securities decreased from $6,123,000 at June 30, 1997 to $5,328,000 at March 31, 1998. Principal repayments on mortgage-backed securities amounted to $783,000 and are typically reinvested in like securities or used to supplement loan demand in periods of loan growth, as well as meet operating expenses. Currently, the Company has relatively significant commitments to fund loans, therefore all of the mortgage-backed securities repayments have been used to fund loan products.

Loans increased to $32,450,000 at March 31, 1998 from $31,948,000 at June 30, 1997 as the Company continued to experience moderate growth primarily in 1 to 4 family mortgages. The economy in the area has remained stable for several years and the Company competitively prices its products to meet the demands of its market. Management anticipates maintaining continued growth in the loan portfolio in the foreseeable future.

Deposits increased by $651,000 or 1.86% from $34,976,000 at June 30, 1997 to $35,626,000 at March 31, 1998. This resulted primarily from an increase in time deposit accounts of $1,258,000 as 18 month time deposits grew by $1,606,000. Offsetting this somewhat were smaller decreases in other deposit type accounts which reflects the impact of promotional campaigns extended by competitors within the Company's market areas.


Equity capital increased by $129,000 from $9,184,000 at June 30, 1997 to $9,313,000 at March 31, 1998 as a result of net income of $326,000 and recognition of shares in the Management Stock Bonus Plan and the Employee Stock Ownership Plan amounting to $119,000. Cash dividends declared of approximately $308,000 lessened the impact of these other events. Future dividend policies will be determined by the Board of Directors in light of the earnings and financial condition of the Company, including applicable governmental regulations and policies.

On April 7, 1998, the Board of Directors of the Company approved, and the Company then signed, a merger agreement pursuant to which the Company will be merged into Emclaire Financial Corporation. The merger is subject to the receipt of approval of the stockholders of the Company and Emclaire and the receipt of regulatory approval.

Management monitors risk-based capital and leverage capital ratios in order to assess compliance with regulatory guidelines. At March 31, 1998, the Company and the Bank exceeded the 8.00% minimum risk-based capital requirement and the leveraged capital ratio of 3.00% of tangible assets.

                          RESULTS OF OPERATION
                          --------------------

COMPARISON OF THE NINE MONTHS ENDED MARCH 31, 1998 AND 1997
-----------------------------------------------------------

Net income for the nine months ended March 31, 1998 increased by $115,000 or 54.3% to $326,000 from $211,000 compared to the same period in 1997. The increase was primarily made up of a decrease in FDIC insurance of $249,000 offset by a decline in net interest income of $27,000 and an increase in income tax expense of $51,000.

Net interest income for the nine months ended March 31, 1998 declined $27,000 or 2.0% to $1,290,000 as compared to $1,317,000 for the same period ended 1997. This decline is primarily attributed to a decrease in the volume and rate on earnings assets coupled with an increase in the rate on interest bearing liabilities.

There was a decrease in interest income resulting primarily from a decrease in earnings on mortgage-backed securities of $62,000 or 17.8% and investment securities of $50,000 or 23.5%. The decrease in interest income was primarily due to a decrease in the average principal balances of mortgage-backed securities of $1,183,000 or 17.2% and investment securities of $2,025,000 or 46.4%. The overall decrease in interest income was offset partially by an increase in interest income on interest-bearing deposits with other banks of $52,000 and loans of $21,000. These increases were attributed to an increase in the average principal balances of interest-bearing deposits of $1,335,000 or 132.5% and loans of $229,000 or .7%. Furthermore, the yield on investment securities decreased 42 basis points from 6.17% for 1997 to 5.75% for 1998 due to the maturity of higher yielding securities. The total yield on interest-earning assets decreased slightly from 7.74% for the 1997 compared to 7.71% for 1998.

At the same time, gross interest expense decline by $13,000 from $1,276,000 for the nine months ended March 31, 1997 compared to $1,263,000 for the same period ended 1998. Interest expense on deposits remained relatively constant, only increasing $25,000 or 2.1%. Although there were swings within the deposit mix during the period, primarily from savings to NOW accounts, the overall average principal balances only decreased $96,000. This decline in the interest-bearing base was more than offset by a competitive certificate of deposit rate environment which produced an increase in the yield of 15 basis points. In addition, interest on FHLB advances declined by $38,000 due to the repayment of those advances during the period.

Management's continuing evaluation of the loan portfolio, giving consideration to historical experience, the volume and type of lending conducted, the volume of nonperforming assets, the local economic conditions and standard practice within the industry, indicates the allowance for loan losses is adequate. Total loans increased by $514,000 during the nine months ended March 31, 1998. As a result, the provision for loan losses increased by $9,000 to $27,000 for 1998 compared to $18,000 for 1997.

Noninterest income is typically made up of service fees on deposit accounts and other fee income. These service charges on deposit accounts and other fee income remained relatively constant during the period. Management believes its fees are competitive with similar fees charged by other institutions in its market area.

Total noninterest expense decreased $237,000 to $763,000 for the nine months ended March 31, 1998 as compared to $1,000,000 for the same period ended 1997. This decline over the prior year emanates from a one-time charge of approximately $235,000 to recapitalize the SAIF as required by federal law. Also, the Company incurred an increase in professional fees of $28,000 or 44.7% for merger related activities. Noninterest expense is primarily made up of employee compensation and benefits, occupancy and furniture expense, data processing charges, and other noninterest expenses. Absent this SAIF charge, in total, noninterest expenses for 1998 remained relatively unchanged compared to 1997. This is the result of management's efforts to minimize increases in overhead to maintain overall profitability.

There was a increase in income tax expense of $51,000 or 41.9% from $123,000 for the nine months ended March 31, 1997 to $174,000 for the same period ended 1998. This fluctuation is the result of an increase in pretax income of $166,000. The income tax expense in 1997 was lower than normally would be reflected due to the timing of the recognition of SAIF assessment, as well as other expenses during the period.

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
------------------------------------------------------------

Net income for the three months ended March 31, 1998 increased $23,000 or 26.9% to $108,000 from $85,000 for the same period ended 1997.

Net interest income for the three months ended March 31, 1998 experienced an increase of $10,000 or 2.4% compared to the same period ended 1997. As noted above, changes within the Bank's asset mix have resulted in a 1.6% decrease in
gross interest income.   Contributing to the increase in net interest income
were increases in interest income on loans of $28,000 and interest-bearing deposits with other institutions of $19,000 coupled with a decrease in of $19,000 in other interest expense. Theses were offset partially by decreases in interest on investment and mortgage-backed securities of $18,000 and $16,000, respectively, and an increase in interest on deposits of $28,000. These fluctuations have been discussed in greater detail above.

Management's continuing evaluation of the loan portfolio, giving consideration to historical experience, the volume and type of lending conducted, the volume of nonperforming assets, the local economic conditions and standard practice within the industry, indicates the allowance for loan losses is adequate. As a result, the provision for loan losses increased by $3,000 to $9,000 for 1998 compared to $6,000 for 1997.

Noninterest income is typically made up of service fees on deposit accounts. These service charges on deposit accounts remained relatively constant during the period. Management believes its fees are competitive with similar fees charged by other institutions in its market area.

Noninterest expense increased $42,000 or 18.0% from $233,000 for the three months ended March 31, 1997 to $275,000 for the same period ended 1998. This was primarily due to a decrease in deposit insurance premiums resulting from the reduced SAIF rates and the recognition of a SAIF refund of $15,000 coupled with an increase in professional fees of $29,000 for merger related expenses. All other noninterest type accounts, as described above, remained relatively constant.

There was a decrease in income tax expense of $59,000 for 1998 due in part to a decline in pretax income of $36,000.

LIQUIDITY AND CASH FLOWS
------------------------

To ensure that the Bank can satisfy customer credit needs for current and future commitments and deposit withdrawal requirements, the Bank manages the liquidity position by ensuring that there are adequate short-term funding sources available for those needs. Liquid assets consists of cash and due from banks and investment securities maturing in one year or less. The following table shows these liquidity sources at March 31, 1998 and June 30, 1997:


                                                    March 31,     June 30,
                                                      1998          1997
                                                    --------      --------
                                                    (dollars in thousands)

Cash and due from banks                              $    118    $    117
Interest-bearing deposits with other institutions       4,319       2,904
Investment securities maturing in one year or less        135       2,825
                                                     --------    --------

      Total liquid assets                            $  4,572    $  5,846
                                                     ========    ========

      As a percent of total assets                       10.1%       13.0%

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

The Bank has other sources of liquidity if a need for additional funds arises. Additional sources of funds include Federal Home Loan Bank ("FHLB")of Pittsburgh advances and the ability to borrow against mortgage-backed and other securities.

As of March 31, 1998, the Bank had $2.4 million in outstanding mortgage and
construction loan commitments.   Management believes that it has adequate
sources to meet the actual funding requirements.

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


                                                    March 31,    June 30,
                                                      1998         1997
                                                    --------     --------
                                                    (dollars in thousands)

Loans on nonaccrual basis                           $    712     $   846
Loans past due 90 days or more                             5           -
Renegotiated loans                                         -           -
                                                    --------     -------

Total nonperforming loans                                717         846
                                                    --------     -------
Other real estate                                         29          29
Repossessed assets                                         -           -
                                                    --------     -------

Total nonperforming assets                           $   746     $   875
                                                     =======     =======

Nonperforming loans as a percent of total loans         2.3%        2.6%
                                                     =======     =======

Nonperforming assets as a percent of total assets       1.7%        2.0%
                                                     =======     =======

During the nine month period ended March 31, 1998, loans increased $514,000 and nonperforming loans decreased $110,000 while the allowance for loan losses increased $9,000 for the same period. The percentage of the allowance for loan losses to loans outstanding increased .1% to .8% during this time period. There was a decrease in loans on a nonaccrual basis which consists primarily of one to four family residential mortgages. The collateral requirements on such loans reduce the risk of potential losses to an acceptable level in management's opinion.

Management believes the level of the allowance for loan losses at March 31, 1998 is sufficient; however, there can be no assurance that the current allowance for loan losses will be adequate to absorb all future loan losses. The relationship between the allowance for loan losses and outstanding loans is a function of the credit quality and known risk attributed to the loan portfolio. The on-going loan review program and credit approval process is used to determine the adequacy of the allowance for loan losses.

Other real estate owned remained constant over the nine month period. In management's opinion, collateral exists with sufficient value to generate the proceeds necessary to reduce the risk of potential loss on these properties to an acceptable level.

YEAR 2000
---------

A great deal of information has been disseminated about the global computer crash that may occur in the year 2000. Many computer programs that can only distinguish the final two digits of the year entered ( common programming practice in earlier years) are expected to read entries for the year 2000 as the year 1900 and compute payment, interest, or delinquency based on the wrong date or are expected to unable the compute payment, interest, or delinquency. Rapid and accurate data processing is essential to our operations. Data processing is also essential to most other financial institutions and many other companies. As a result of the merger with Emclaire Financial Corp. (Emclaire"), the Company will convert its information processing system to that of Emclaire, which is Year 2000 compliant.

All of our material data processing that is currently affected by this problem is provided by a third party service bureau. However, as a result of the pending merger, all of our data processing functions will be assumed by Emclaire's data processing department.

PART II - OTHER INFORMATION

Item 1 - Legal proceedings

         NONE

Item 2 - Changes in securities

         NONE

Item 3 - Defaults upon senior securities

         NONE

Item 4 - Submission of matters to a vote of security holders

         NONE

Item 5 - Other information

         NONE

Item 6 - Exhibits and reports on Form 8-K

         (a)  Exhibits

              The exhibits listed below are filed herewith or incorporated herein by reference.

              27  Financial Data Schedule (electronic filing only)

              99  Press Release Concerning Letter of Intent dated March 20,
                  1998

         (b)  Reports on Form 8-K

              5 Other Matters - Letter of Intent to be acquired by Emclaire Financial Corp.

              7   Financial Statements Pro Forma
                  Financial Information and Exhibits

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